Form 10-Q
period 1995-09-30
ADVANCED TOBACCO PRODUCTS INC
filed 1995-11-15
CIK 737717

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995.

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     N/A to    N/A
Commission file number 0-12984

ADVANCED TOBACCO PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

     TEXAS                                   74-2285214
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

16607 Blanco Road, Suite 1504, San Antonio, Texas 78232
(Address of principal executive offices) (Zip Code)
(210) 408-7077
(Registrant's telephone number, including area code)
     N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  No   N/A

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
          7,792,136 as of September 30, 1995

NOTES TO FINANCIAL STATEMENTS

     1. The condensed financial statements included herein were prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements have been omitted. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of June 30, 1995.

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operation


RESULTS OF OPERATIONS

     In 1987, the Company sold all of its nicotine technology to entities owned or controlled by Pharmacia AB ("Pharmacia"), a worldwide pharmaceutical company headquartered in Sweden that manufactured the Nicorette chewing gum and the nicotine transdermal patch.

     Since 1987, the Company has worked jointly with Pharmacia to develop a nicotine vaporizer product for smoking cessation which commenced clinical and pivotal trials in late 1990. During the fiscal year 1994, Pharmacia filed new drug applications (NDA's) with the respective regulatory agencies in several major European countries. After including additional data in the filing which Pharmacia believes will facilitate the United States Food and Drug Administration (FDA) review process, Pharmacia has indicated to the Company that it now intends to file an NDA with the FDA during the last quarter of calendar year 1995.

     During the three-month period ended September 30, 1995, the Company's only source of revenues has been from interest income.


LIQUIDITY AND CAPITAL RESOURCES

     Cash resources, including investments, available on September 30, 1995, were approximately $1,340,020, as compared to approximately $1,337,366 for September 30, 1994.


COMPARISON OF SELECTED FINANCIAL DATA

     Interest income for the three-month period ended September 30, 1995 increased to $19,866 as compared to $11,982 for the three-month period ended September 30, 1994.

     The Company experienced a net loss for the three-month period ended September 30, 1995 of ($21,314) compared to a net loss of ($14,769) for the three-month period ended September 30, 1994. The increased loss was due primarily to increased general and administrative expenses.

     General and administrative expenses were $41,180 for the three-month period ended September 30, 1995, compared to $26,751 for the three-month period ended September 30, 1994. This increase in general and administrative expenses was due primarily to the payent of the Company's $10,000 license maintenance fee to Duke University in the first quarter instead of the second quarter as inthe prior year.


PART II - OTHER INFORMATION

Item 1:   Legal Proceedings

          None

Item 2:   Changes in Securities

          None

Item 3:   Defaults Upon Senior Securities

          None

Item 4:   Submission of Matters to a Vote of Security Holders

          None

Item 5:   Other Information

          None

Item 6:   Exhibits and Reports on Form 8-K

          None









     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ADVANCED TOBACCO PRODUCTS, INC.
                                        (Registrant)


Dated: November 14, 1995


                              By:  J. W. Linehan
                                   J.W. Linehan, President and
                                   Chief Financial Officer