Form 10-Q
period 1995-12-31
ADVANCED TOBACCO PRODUCTS INC
filed 1996-02-14
CIK 737717

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
		7,792,136 as of December 31, 1995

			PART I - FINANCIAL INFORMATION

			Item 1:  Financial Statements



ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
BALANCE SHEETS

					(Unaudited)		(Audited)
					December 31		June 30
					   1995			  1995

ASSETS

CURRENT ASSETS:
	Cash				$  50,194		$  86,390
	Investments			  329,074		  316,765

		Total current assets	  379,268		  403,155

LICENSE AGREEMENTS, Net			  156,485		  132,210

INVESTMENTS				  945,464		  959,903

		Total assets		$1,481,217	       $1,495,268


LIABILITIES AND SHAREHOLDERS'
EQUITY:

LIABILITIES:
	Accounts payable		$   3,579		$   3,841
	Accrued liabilities		   20,000		   15,000

		Total liabilities	$  23,579		$  18,841


SHAREHOLDERS' EQUITY:
	Common stock - authorized,
	30,000,000 shares of $.01
	par value; 7,792,136 shares
	outstanding as of December
	1995, and June 1995,
	respectively			      77,922		   77,922
	Additional paid-in-capital 	  12,510,378	       12,510,378
	Accumulated deficit		 (11,130,662)	      (11,111,873)

		Total stockholders'
		equity			   1,457,638		1,476,427

		Total liabilities and
		stockholders' equity	  $1,481,217	       $1,495,268



ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF INCOME (LOSS)

						(Unaudited)
					Three Months Ended December 31
					1995		1994

REVENUES:				$  -0-		$   -0-
	Total operating revenues:	   -0-		    -0-

EXPENSES:
	General and administrative	  16,741	   17,760
	Total operating expenses	  16,741	   17,760

INCOME (LOSS) FROM OPERATIONS		 (16,741)	  (17,760)

OTHER INCOME:
	Interest Income			  19,266	   47,414
		Total other income	  19,266	   47,414

NET INCOME (LOSS):			$  2,525	$  29,654

WEIGHTED AVERAGED NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING	       7,792,136	7,792,136

EARNINGS (LOSS) PER COMMON SHARE	NIL		$   .003




						(Unaudited)
					Six Months Ended December 31
					1995		1994

REVENUES:				$  -0-		$   -0-
	Total operating revenues:	   -0-		    -0-

EXPENSES:
	General and administrative	  57,921	   44,511
	Total operating expenses	  57,921	   44,511

INCOME (LOSS) FROM OPERATIONS		 (57,921)	  (44,511)


OTHER INCOME:
	Interest Income			  39,132	   59,396
		Total other income	  39,132	   59,396

NET INCOME (LOSS):			$(18,789)	$  14,885

WEIGHTED AVERAGED NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING	       7,792,136	7,792,136

EARNINGS (LOSS) PER COMMON SHARE	  $(.002)	  $ .002


ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF CASH FLOWS



						(Unaudited)
					Six Months Ended December 31
					1995		1994

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income (loss):		$(18,789)	$  14,885
	Adjustments to reconcile net
	income (loss) to net cash:
	  Amortization			   3,340	    3,340
	  Interest receivable		    -0-		    3,605
	  Accounts payable and accrued
	  liabilities			   4,738	    1,193

		Net cash provided by
		operations:		 (10,711)	   23,023

CASH FLOWS FROM INVESTING ACTIVITIES:
	Maturity of certificates of deposit -0-		  150,000
	Capital expenses of license
	agreements			 (27,614)	     -0-

		Net cash provided by
		investments		 (27,614)	  150,000

NET INCREASE (DECREASE) IN CASH:	 (38,326)	  173,023

CASH & INVESTMENTS AT BEGINNING
OF PERIOD:			       1,363,058	1,193,388

CASH & INVESTMENTS AT END
OF PERIOD:			      $1,324,732	$1,366,411






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

	Since 1987, the Company has worked jointly with Pharmacia to develop a nicotine vaporizer product for smoking cessation which commenced clinical and pivotal trials in late 1990. During the fiscal year 1994, Pharmacia filed new drug applications (NDA's) with the respective regulatory agencies in several major European countries. After including additional data in the filing which Pharmacia believes will facilitate the United States Food and Drug Administration (FDA) review process, Pharmacia has indicated to the Company that it now intends to file an NDA with the FDA during the first quarter of calendar year 1996.

	During the six-month period ended December 31, 1995, the Company's only source of revenues has been from interest income.


LIQUIDITY AND CAPITAL RESOURCES

	Cash resources, including investments, available on December 31, 1995, were approximately $1,324,732, as compared to approximately
$1,366,411, for December 31, 1994. The reduction in cash resources reflects the use of cash for capital expenses for license agreements.


COMPARISON OF SELECTED FINANCIAL DATA

	Interest income for the six-month period ended December 31, 1995 decreased to $39,132 as compared to $59,396 for the six-month period ended December 31, 1994. This decrease is due to a fluctuation in interest rates.

	The Company experienced a net loss for the six-month period ended December 31, 1995 of ($18,789) compared to a net profit of $14,885 for the six-month period ended December 31, 1994. The loss was due to increased general and administrative expenses and a decrease in interest income.

	General and administrative expenses were $57,921 for the six-month period ended December 31, 1995, compared to $44,511 for the six-month period ended December 31, 1994. This increase in general administrative expenses was due primarily to consulting fees.


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


					ADVANCED TOBACCO PRODUCTS, INC.
						(Registrant)


Dated: February 14, 1996


					By:	J. W. Linehan
						J.W. Linehan, President
						and Chief Financial Officer