Form 10-K/A
period 1995-06-30
ADVANCED TOBACCO PRODUCTS INC
filed 1996-03-29
CIK 737717

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K/A

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] AMENDMENT #1
For the fiscal year ended June 30, 1995 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from   N/A   to   N/A   Commission file number 0-12984


                 ADVANCED TOBACCO PRODUCTS, INC.
     (Exact name of registrant as specified in its charter)

     State of Texas                               74-2285214
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

16607 Blanco Road, Suite 1504                     78232
San Antonio, Texas                                (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number, including area code:(210) 408-7077

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                          Name of each exchange
                                             on which registered
     None                                             None

   Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.01 par value
                        (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X      No

                             Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          1.   Financial Statements and Independent Auditors' Report

               The financial statements and opinion listed in the index to financial statements follows the signature page of this report.

          2.   Financial Statement Schedules

               The Company did not meet any of the requirements to provide financial statement schedules for any of the fiscal years ended 1995, 1994 or 1993.

          3.   Exhibits

               Exhibit 23.1 - Consent of Independent Public Accountants

     (b) The Company has filed the following Current Reports on Form 8-K since the filing of the Company's last 10-K:

                         None.


SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas, as of March 29, 1996.


                              ADVANCED TOBACCO PRODUCTS, INC.



Date: March 29, 1996          By:  /s/ J. W. Linehan
                                   J. W. Linehan, President, Chief Executive
                                   Officer and Chief Accounting Officer


                                                  Exhibit 23.1


            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statement on Form S-8 (File No. 33-15694).


                                   /s/ ARTHUR ANDERSEN LLP
                                   ARTHUR ANDERSEN LLP

San Antonio, Texas
March 18, 1996