Form 10-Q
period 1996-03-31
ADVANCED TOBACCO PRODUCTS INC
filed 1996-05-14
CIK 737717

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

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

Yes  No   N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
7,952,136 as of March 31, 1996


                                   PART I - FINANCIAL INFORMATION

                                   Item 1:  Financial Statements



ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
BALANCE SHEETS

                                   (Unaudited)         (Audited)
                                   March 31            June 30
                                      1996               1995

ASSETS

CURRENT ASSETS:
  Cash & cash equivalents          $  32,249           $  86,390
     Investments                     333,633             316,765

     Total current assets            365,882             403,155

LICENSE AGREEMENTS, Net              155,834             132,210

INVESTMENTS                          959,543             959,903

          Total assets            $1,481,259          $1,495,268


LIABILITIES AND SHAREHOLDERS'
EQUITY:

LIABILITIES:
     Accounts payable              $   2,787           $   3,841
     Accrued liabilities              20,000              15,000

          Total liabilities        $  22,787           $  18,841


SHAREHOLDERS' EQUITY:
  Common stock - authorized,
    30,000,000 shares of $.01
    par value; 7,952,136 and
    7,792,136 shares outstanding
    as of March 1996, and June 1995,
    respectively                      79,522              77,922
  Additional paid-in-capital      12,510,378          12,510,378
  Accumulated deficit            (11,129,828)        (11,111,873)

     Total stockholders' equity    1,458,472           1,476,427

     Total liabilities and
       stockholders' equity       $1,481,259          $1,495,268

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF INCOME (LOSS)

                                            (Unaudited)
                                   Three  Months  Ended  March  31
                                        1996           1995

REVENUES:                               $  -0-         $ -0-
     Total operating revenues:             -0-           -0-

EXPENSES:
     General and administrative         18,176         19,722
     Technology Maintenance Fees           -0-         10,000

     Total operating expenses:          18,176         29,722

INCOME (LOSS) FROM OPERATIONS          (18,176)       (29,722)

OTHER INCOME:
     Interest Income                    19,011         20,575
     Total other income                 19,011         20,575

NET INCOME (LOSS):                      $  835      $ (9,147)

WEIGHTED AVERAGED NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING          7,952,136      7,792,136

EARNINGS (LOSS) PER COMMON SHARE:          NIL         NIL



                                             (Unaudited)
                                   Nine  Months  Ended  March  31
                                        1996           1995

REVENUES:                               $  -0-         $  -0-
     Total operating revenues:             -0-            -0-

EXPENSES:
     General and administrative         66,097         64,233
     Technology Maintenance Fees        10,000         10,000

     Total operating expenses           76,097         74,233

INCOME (LOSS) FROM OPERATIONS         $(76,097)      $(74,233)


OTHER INCOME:
     Interest Income                    58,143         79,971
          Total other income            58,143         79,971

NET INCOME (LOSS):                   $ (17,954)      $  5,738

WEIGHTED AVERAGED NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING          7,952,136      7,792,136

EARNINGS (LOSS) PER COMMON SHARE       $ (.002)        $ .001


ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF CASH FLOWS


                                            (Unaudited)
                                   Nine  Months  Ended  March  31
                                        1996          1995

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income (loss):               $ (17,954)      $5,738
    Adjustments to reconcile net
      income (loss) to net cash:
      Amortization                       5,010        5,010
      Interest receivable                  -0-        3,605
      Accounts payable and accrued
      liabilities                        3,946        3,850

    Net cash provided by                (8,998)      18,203
     operations:

CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturity of certificates of deposit    -0-      150,000
    Capital expenses of license
      agreements                       (28,633)      (1,726)

     Net cash provided by
       investments:                    (28,633)     148,274

NET INCREASE (DECREASE) IN CASH:       (37,631)     166,477

CASH & INVESTMENTS AT BEGINNING
OF PERIOD:                           1,363,058    1,193,388

CASH & INVESTMENTS AT END
OF PERIOD:                          $1,325,427   $1,359,865





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

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operation


RESULTS OF OPERATIONS

     In 1987, the Company sold all of its nicotine technology to an entity owned or controlled by Pharmacia AB ("Pharmacia"), a worldwide pharmaceutical company headquartered in Sweden that manufactured the Nicorette chewing gum and the nicotine transdermal patch.

     Since 1987, the Company has worked jointly with Pharmacia to develop a nicotine vaporizer product for smoking cessation which commenced clinical and pivotal trials in late 1990. During the fiscal year 1994, Pharmacia filed new drug applications (NDA's) with the respective regulatory agencies in several major European countries. After including additional data in the filing which Pharmacia believes will facilitate the United States Food and Drug Administration (FDA) review process, Pharmacia intends to file an NDA with the FDA during the first half of calendar year 1996.

     The Company has learned that McNeil Consumer Products has been granted exclusive North American marketing rights by Pharmacia regarding Pharmacia's nicotine vapor inhaler smoking cessation product.

     During the nine-month period ended March 31, 1996, the Company's only source of revenues has been from interest income.


LIQUIDITY AND CAPITAL RESOURCES

     Cash resources, including investments, available on March 31, 1996, were approximately $1,325,425, as compared to $1,359,865, for March 31, 1995. The reduction in cash resources reflects the use of cash for capital expenses for license agreements.


COMPARISON OF SELECTED FINANCIAL DATA

     Interest income for the nine-month period ended March 31, 1996, was $58,143 as compared to $79,971 for the nine-month period ended March 31, 1995. This decrease is due to a fluctuation in interest rates.

     The Company experienced a net loss for the nine-month period ended March 31, 1996 of ($17,954) compared to a net profit of $5,758 for the nine-month period ended March 31, 1995, due primarily to decreased interest income.

     General and administrative expenses were $66,097 for the nine-month period ended March 31, 1996, compared to $64,233 for the nine-month period ended March 31, 1995.


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


                              ADVANCED TOBACCO PRODUCTS, INC.
                                        (Registrant)


Dated: May 14, 1996
                              By:  J. W. Linehan
                                   J.W. Linehan, President,
                                   Chief Financial Officer and
                                   Chief Accounting Officer










ABB0D050