Form 10-K
period 1996-06-30
ADVANCED TOBACCO PRODUCTS INC
filed 1996-10-01
CIK 737717

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended June 30, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]
For the transition period from   N/A   to   N/A
Commission file number 0-12984

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

Registrant's telephone number, including area code: (210) 408-7077

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

     Indicate by check mark if disclosure or delinquent files
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K.   [ X ]

     As of August 31, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,000,000.

     As of August 31, 1996, the number of outstanding shares of Common Stock, $0.01 par value, for Advanced Tobacco Products, Inc. was 7,952,136.



                             Part I

ITEM 1.  BUSINESS

History and Relationship with Pharmacia & Upjohn, Inc.

Advanced Tobacco Products, Inc. d/b/a Advanced Therapeutic
Products, Inc. (the "Company"), 16607 Blanco Road, Suite 1504, San Antonio, Texas 78232, (210) 408-7077, is a Texas corporation formed in April 1983.

The Company was organized to develop and market a smoke-free cigarette product based upon its nicotine technology which it commenced marketing in 1985. In 1987, the Company suspended distribution of its smoke-free cigarette product and sold substantially all of its assets, including all of its then existing patent rights to its nicotine technology, to entities owned or controlled by Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"), a worldwide pharmaceutical company that manufactures the Nicorette chewing gum and the Nicotrol patch.

Based upon the nicotine technology acquired from the Company, Pharmacia & Upjohn developed a pharmaceutical nicotine vapor inhaler for use in the nicotine replacement therapy industry. On September 6, 1996, Pharmacia & Upjohn announced the launch of its nicotine inhaler in Denmark as the first of a series of launches planned throughout Europe and worldwide. The additional launches are planned by Pharmacia & Upjohn to occur as regulatory approvals are granted to add to those existing in Italy and the Netherlands. Pharmacia & Upjohn filed new drug applications ("NDA's") with the respective regulatory agencies in several major European countries.

Pharmacia & Upjohn filed an NDA with the United States Food and Drug Administration ("FDA") for regulatory approval of its nicotine inhaler in the Spring of 1996. The time required for the FDA and similar European agencies to review and approve the NDA submissions cannot be determined in advance because it is difficult to predict the specific questions or comments which may be made by the FDA or the other regulatory agencies.

The Company believes that the Pharmacia & Upjohn nicotine inhaler has the potential for being the next generation of nicotine replacement therapy products following the transdermal nicotine patch. Unlike the patches, Pharmacia & Upjohn's nicotine inhaler approximates the behavioral characteristics customarily experienced by smokers.

The generation of significant royalties for the Company from sales by Pharmacia & Upjohn of the nicotine inhaler will require the approval of the FDA in the United States and similar agencies in other countries and the successful marketing of the product by Pharmacia & Upjohn.

Current Operations

In September 1992, the Company obtained an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University which has been developed at Duke University. In February 1993, the Company filed a patent application covering this technology resulting in the issuance of a patent in 1995. The Company believes that a dry powder nicotine inhaler has the potential to be a future generation nicotine replacement therapy product following the transdermal patches now available and Pharmacia & Upjohn's nicotine inhaler. The Company is attempting to market this technology to U.S. and international pharmaceutical companies.

Pharmacia & Upjohn Technology Purchase Agreement

The Company has received to date a total of $6,149,735 in cash from Pharmacia & Upjohn, and the right to receive future royalty payments from Pharmacia & Upjohn with respect to the nicotine inhaler device discussed above as follows:

     Royalty payments of three percent (3%) of Net Sales (defined generally as sales to wholesale distributors) payable for the greater of 10 years following the date of the first commercial sales or the expiration of all issued patents (latest patent issued 3/26/96).

Royalty payments in excess of $1,000,000 per year are to be reduced by fifty percent (50%) until the aggregate of such reductions equal the sum of $3,800,000.

The agreements also contain royalty provisions for the use of the technology in other product applications, if any, both pharmaceutical and non-pharmaceutical, and limitations with regard to amounts payable to the Company in the event of the sale of nicotine vapor products competitive with the nicotine inhaler sold by Pharmacia & Upjohn. Pharmacia & Upjohn is not obligated to develop or sell any products using the technology developed by the Company.

ITEM 2.  PROPERTIES

     The Company does not own any tangible fixed assets.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has no outstanding legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE


                             Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
HOLDER MATTERS

     a)   Market Information

          The Common Stock trades in the over-the-counter market through the National Association of Securities Dealers "Bulletin Board" quotation system. The following table sets forth the high and low bid price of the Company's Common Stock reported for the fiscal periods indicated. Bid prices represent prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

           FIRST         SECOND          THIRD       FOURTH
          QUARTER        QUARTER        QUARTER      QUARTER

          1995 1996      1995 1996      1995 1996    1995 1996

   HIGH   .08  .19       .12  .19       .10  .25     .125 .875

   LOW    .04  .125      .05  .09       .05  .125    .08  .125


     b)   Holders

          There were approximately 830 shareholders of record of the Company's Common Stock at June 30, 1996, excluding shareholders with "street" accounts.

     c)   Dividends

          The Company has not declared or paid any dividends on its Common Stock and does not anticipate earnings from which dividends can be paid unless substantial royalty revenues are received from the sale of products under the Company's agreements with Pharmacia & Upjohn.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth for the indicated periods selected historical financial information for the Company. Such information is derived from the financial statements of the Company included under Item 8 and should be read in conjunction with such financial statements, the related notes thereto and the information included under Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations.


ADVANCED TOBACCO PRODUCTS, INC.

                                                Year Ended June 30
                                1992        1993         1994          1995        1996

Revenues                 $   404,600  $   466,600  $    39,733    $  -         $       -

Net income (loss)        $   230,275  $   314,193  $   (66,675)   $  (3,061)   $  (14,957)

Net income (loss) per
  share of common stock  $     .029   $      .040     $  (.008)   $  (.001)   $    (.002)

Weighted average number of
  shares of common stock
  outstanding             7,987,617     7,913,175    7,848,424      7,792,136   7,831,588

Cash provided by (used in)
  operations             $   122,363   $  318,231  $   308,340    $   (62,048)    (98,664)

Increase (decrease) in
  cash and cash
  equivalents            $   113,361   $  188,693  $  (760,325)   $  (217,069) $   (1,472)

Balance sheet data at end
  of indicated periods-
    Working capital      $ 1,244,451   $1,433,741   $  515,679    $   384,314  $  318,824

    Total assets         $ 1,255,976   $1,555,667   $1,480,861    $ 1,495,268  $1,484,998

    Total shareholder's
    equity               $ 1,244,451   $1,552,711   $1,479,488    $ 1,476,427  $1,481,470

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDI-TION AND RESULTS OF
OPERATIONS

     a)   Results of Operations

     The Company's revenue sources during fiscal 1994 consisted primarily of minimum royalties from Pharmacia & Upjohn. The Company's only revenue source during fiscal 1995 and
1996 was interest income. In fiscal 1994, $33,333 in minimum royalty payments were recognized. There were no operating revenues in fiscal 1995 and 1996, although $100,341 and
$76,889 were derived from interest income, respectively.

     General and administrative expenses were $72,763, $103,402 and $91,846 in fiscal 1994,
1995 and 1996, respectively. Expenses increased from $72,763 in 1994 to $103,402 in 1995 due primarily to the payment of an annual license maintenance fee and consulting fees related to the Company's interest in dry powder nicotine inhaler technology. Expenses decreased in 1996 compared to 1995 primarily as the result of a reduction in consulting fees.

     Net loss from operations in 1994 was ($33,030), due primarily to the termination of minimum royalty revenues. The Company's 1994 net loss of ($66,675) resulted primarily from a cessation of minimum royalty revenues and a one-time loss on the sale of marketable securities. The Company's ($103,402) net loss from operations in 1995 was due to a lack of any operating revenues and increased expenses due to the payment of an annual license maintenance fee and consulting fees related to the dry powder nicotine inhaler technology.
However, the Company's net loss for 1995 was only ($3,061) due to the receipt of $100,341 in interest income. The Company's net loss from operations in 1996 of ($91,846) was also due to a lack of operating revenues. The Company's net loss for 1996 was only ($14,957) due to the receipt of $76,889 in interest income.

     b)   Liquidity and Capital Resources

     Cash and investments available on June 30, 1996, were $1,330,189. The Company believes that its cash and investment resources are sufficient to meet its foreseeable needs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and other matters required by this
Item 8 are included on Pages
F-1 and following.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                         Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Mr. James E. Turner, age 47, has been a Director of the Company since November 1986 and a consultant to the Company since its inception. Mr. Turner was one of the founders and the Business Manager of NCC Group, Ltd., a research and development limited partnership which was a predecessor of the Company. Mr. Turner is also a consultant to Pharmacia & Upjohn.

     Mr. J. H. Uptmore, age 65, has been a Director of the Company since August 1987. Mr.
Uptmore has been the President and Chairman of the Board of J. H.
Uptmore & Associates, Inc.,
a construction contracting and development company, since 1974.

     Mr. J. W. Linehan, age 53, has been Director of the Company since June 1991 and
President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company since July 1, 1990. Since August 1, 1995, Mr. Linehan has been President and Chief Executive
Officer of Linehan Engineering, Inc., an independent engineering company wholly owned by him.
Mr. Linehan was a Vice President, a director and a principal shareholder of GE Reaves
Engineering, Inc., an engineering and consulting company, from May 1990 through July 31,
1995. Mr. Linehan was a Vice President, Chief Financial Officer, Secretary, a director and a principal shareholder of NET FONE, INC., an alternative long distance telephone company, from April 1991, and President from June 1993, to May 1994. Mr. Linehan's prior experience also includes Owner and Chief Operating Officer of Texas Trunk Co., Inc., a military hardware manufacturer, a consultant at Arthur Andersen LLP, a public accounting and consulting firm, and President of BIOGLAS Corporation, a manufacturer of support material for the biotechnology industry.

     Mrs. Brenda Ray, age 47, has been a Director of the Company since March 1989. Mrs. Ray was a research and lab assistant in the development of the Company's nicotine vapor inhalation technology from 1979 until 1985. Mrs. Ray has been Chairman and CEO of the
Generis Group, Inc., an interactive multimedia company, since January 1991. She has been
President of Brenda Ray, Inc. since 1985.

     Mr. David A. Monroe, age 43, has been a Director of the Company since March 1989. Mr.
Monroe has been President and CEO of PTEL Corporation and is General Manager of Texas
Instruments, PhotoTelesis Division, formerly PhotoTelesis Corporation, a government electronics manufacturing company founded in 1985. Mr. Monroe's prior experience includes
Founder & Chief Technical Officer of Image Data Corporation, a communications technology company, and Vice-President of Research & Development and Vice-President, Product Line
Manager, at Datapoint Corporation, a computer equipment manufacturer.

ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

     Mr. Linehan, President and Chief Executive Officer of the Company and its sole executive officer, receives no salary or fees, but indirectly benefits from consulting or other payments made to Linehan Engineering, Inc. (See Item 13, "Certain Relationships and Related
Transactions.") Each Director is entitled to receive travel expenses incurred by them in order to attend Directors' meetings.

Compensation Pursuant to Plans

Nonqualified Stock Options

The Company has a nonqualified stock option plan authorizing the granting by the board of directors of stock options covering common stock to directors, officers, key management employees, independent contractors providing services to the Company or consultants to the
Company. The exercise price per share cannot be less than 100 percent (or 110 percent in the case of options granted to holders of 10 percent or more of the then outstanding common stock) of the fair market value of the Company's common stock as determined by the board of directors on the date the options are granted, and the exercise period for the options cannot exceed 10 years from the date the options are granted. The options are immediately exercisable. Options are not transferable except by will or the laws of descent or distribution, and options expire within one year following termination of association with the Company. The aggregate number of options outstanding and exercisable at $.125 as of June
30, 1996 and 1995, were 140,000 and 300,000, respectively, and the aggregate number of options outstanding and exercisable at $.4375 as of June 30, 1996, was 200,000.

Summary of Option Transactions

     The following table summarizes as to the directors of the Company the number and terms of stock options granted during fiscal 1996:

                         Stock Options Granted in Last Fiscal Year
                                     Individual Grants

                              % of Total
               Stock           Options
               Options        Granted in     Exercise  Expiration
     Name      Granted        Fiscal Year      Price      Date

J. H. Uptmore  100,000           50%         $.4375    09/27/00
D. A. Monroe   100,000           50%         $.4375    09/27/00


     The following table sets forth as to the directors of the Company the net value of securities (market value less exercise price) and other information with respect to stock options outstanding and exercised during fiscal 1996:

                           Aggregated Options Exercised in Last
                    Fiscal Year and Fiscal Year End Stock Option
Values

                                   Number of
                                   Unexercised
          Shares                   Stock Options  Value of
          Acquired or    Value     at FY-End (All Unexercised
Name      Exercised      Realized  Exercisable)   Stock Options*

J. E. Turner   160,000     $9,600     140,000          $52,500
J. H. Uptmore  None          N/A      100,000          $ 6,250
D. A. Monroe   None          N/A      100,000          $ 6,250

* all outstanding options held by Mr. Turner are exercisable at $.125 per share of the
Company's common stock and those held by Messrs. Uptmore and Monroe are exercisable at $.4375 per share. The market value of the Company's common stock at year end was $.50.


ITEM 12.  COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information about the Directors of the Company, which includes all persons known by the Company to own more than 5% of the Common Stock as of August 31, 1996, and all officers and Directors of the Company as a group as of June 30, 1996. Except as indicated, the Company believes that each of the below named persons has sole voting and investment power with respect to the shares shown and owns the shares indicated beneficially and of record.

                         Director       Number           Percent
Name                     Since          of Shares      of Class

Brenda Ray (1)
12544 Judson Road
San Antonio, TX 78233    1989           1,758,092        21.20%

James E. Turner (2)
18606 Heather Court
Homewood, IL 60430       1986             500,221         6.03%

J. H. Uptmore (3)
P.O. Box 29389
San Antonio, TX 78229    1987             196,921         2.37%

David A. Monroe (4)
7800 I.H. 10 W
San Antonio, TX 78230    1989             142,229         1.72%

J.W. Linehan
16607 Blanco Road
Suite 1504
San Antonio, TX 78232    1991             131,000         1.58%

Officers and Directors
  as of June 30, 1996,
  as a Group (5 persons)                2,728,463        32.90%
____________________

(1)  Includes 978,589 shares of Common Stock owned by the Estate of
J. P. Ray, of which
     Brenda Ray is the Independent Executrix.

(2) Includes 140,000 shares of Common Stock underlying presently exercisable options held by Mr. Turner.  See "Compensation Pursuant to Plans."

(3) Includes 46,921 shares of Common Stock owned by J. H. Uptmore & Associates, Inc., of which Mr. Uptmore is President and Chairman of the Board and 100,000 shares of Common
     Stock underlying presently exercisable options held by Mr.
Uptmore.  See "Compensation
     Pursuant to Plans."

(4) Includes 100,000 shares of Common Stock underlying presently exercisable options held by Mr. Monroe.  See "Compensation Pursuant to Plans."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since August 1995, the Company has had an administrative services agreement with Linehan
Engineering, Inc. (LEI), a related-party entity owned by the Company's president. In 1996, the Company paid LEI $28,050 for administrative services.

     From July 1990 to July 1995, the Company had an administrative services agreement with
GE Reaves Engineering, Inc. (GE Reaves), an entity related to the Company through the association of the Company's president. In 1996, 1995 and 1994, the Company paid GE Reaves
$3,100, $30,000 and $30,000, respectively, for administrative services.

     In June 1994, the Company entered into a consulting services agreement with James E.
Turner (Turner) who is a director of the Company. During 1996, the Company paid Turner
$20,000 for consulting services.


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

          2.   Financial Statement Schedules

               The Company did not meet any of the requirements to provide financial statement schedules for any of the fiscal years ended 1996, 1995 or 1994.

          3.   Exhibits

               The exhibits listed on the index to exhibits follows the signature page of this report.

     (b) The Company has filed the following Current Reports on Form 8-K since the filing of the Company's last 10-K:

          Form 8-K filed June 7, 1996, regarding New Drug
Application filed by Pharmacia &
          Upjohn.


SIGNATURES

  Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas, as of September 27,
1996.

                                   ADVANCED TOBACCO PRODUCTS, INC.



Date:  September 27, 1996          By:  /s/ J. W. Linehan
J. W. Linehan, President,
                                        Chief Executive Officer and
                                        Chief Accounting Officer


SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  September 27, 1996          By:  /s/ J. W. Linehan
                                        J. W. Linehan, President,
                                        Chief Executive Officer,
                                        Chief Accounting Officer
                                        and Director



Date:  September 27, 1996          By:  /s/ James E. Turner
James E. Turner, Director



Date:  September 27, 1996          By:  /s/ J. H. Uptmore
J. H. Uptmore, Director



Date:  September 27, 1996          By:  /s/ Brenda Ray
Brenda Ray, Director



Date:  September 27, 1996          By:  /s/ David A. Monroe
David A. Monroe, Director

                              ADVANCED TOBACCO PRODUCTS, INC.

                          dba ADVANCED THERAPEUTIC PRODUCTS, INC.



Item 8.  Financial Statements


The following financial statements are included in response to Item
14(a):

                                                              Page

Index to Financial Statements                                  F-1

Financial Statements

     Report of Independent Public Accountants                  F-2

     Balance Sheets - - June 30, 1996 and 1995                 F-3

     Statements of Loss for the Years Ended June 30, 1996,
      1995 and 1994                                            F-4

     Statements of Stockholders' Equity for the Years Ended
      June 30, 1996, 1995 and 1994                             F-5

     Statements of Cash Flows for the Years Ended June 30,
      1996, 1995 and 1994                                      F-6

     Notes to Financial Statements                             F-7

                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Advanced Tobacco Products, Inc.:

We have audited the accompanying balance sheets of Advanced Tobacco Products, Inc. (a Texas corporation), dba Advanced Therapeutic Products, Inc., as of June 30, 1996 and 1995, and the
related statements of loss, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Tobacco Products, Inc., as of June 30, 1996 and
1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.




San Antonio, Texas
August 14, 1996

                              ADVANCED TOBACCO PRODUCTS, INC.

                          dba ADVANCED THERAPEUTIC PRODUCTS, INC.


                         BALANCE SHEETS - - JUNE 30, 1996 AND 1995


                                             1996         1995
               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents           $     84,918   $     86,390
   Investments                              237,434        316,765

       Total current assets                 322,352        403,155

LICENSE AGREEMENTS, less accumulated
  amortization of $25,285 and $18,605
  in 1996 and 1995, respectively            154,809        132,210

INVESTMENTS                               1,007,837        959,903

       Total assets                    $  1,484,998   $  1,495,268

   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                     $      3,528   $      3,841
  Accrued liabilities                           -           15,000

       Total liabilities                      3,528         18,841

STOCKHOLDERS' EQUITY:
  Preferred stock, $100 par value;
   500,000 shares authorized; none
   issued                                    -              -
  Common stock, $.01 par value;
   30,000,000 shares authorized;
   7,952,136 and 7,792,136 shares
   outstanding as of June 30, 1996 and
   1995, respectively                        79,522         77,922
  Additional paid-in capital             12,528,778     12,510,378
  Accumulated deficit                   (11,126,830)   (11,111,873)

        Total stockholders' equity        1,481,470      1,476,427

        Total liabilities and
         stockholders' equity          $  1,484,998   $  1,495,268


The accompanying notes are an integral part of these financial statements.
                              ADVANCED TOBACCO PRODUCTS, INC.

                          dba ADVANCED THERAPEUTIC PRODUCTS, INC.


                                    STATEMENTS OF LOSS

                     FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND
1994



                                  1996      1995       1994

REVENUES:
  Royalties                    $    -     $   -      $  33,333
  Consulting                        -         -          6,400

     Total operating revenues       -         -         39,733

EXPENSES:
  General and administrative       91,846   103,402     72,763

     Total operating expenses      91,846   103,402     72,763

LOSS FROM OPERATIONS              (91,846) (103,402)   (33,030)

OTHER INCOME (EXPENSE):
  Interest income                  76,889   100,341     36,083
  Net realized loss on sale of
   marketable securities             -         -       (69,728)

     Total other income
      (expense)                    76,889   100,341    (33,645)

LOSS BEFORE INCOME TAXES          (14,957)   (3,061)   (66,675)

NET LOSS                       $  (14,957)$  (3,061) $ (66,675)

LOSS PER COMMON SHARE           $  (.002)  $ (.001)   $ (.008)

WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING                    7,831,588 7,792,136  7,848,424

CASH DIVIDENDS DECLARED PER
 SHARE OF COMMON STOCK         $    -     $   -      $   -


The accompanying notes are an integral part of these financial statements.

                              ADVANCED TOBACCO PRODUCTS, INC.

                          dba ADVANCED THERAPEUTIC PRODUCTS, INC.


                            STATEMENTS OF STOCKHOLDERS' EQUITY

                     FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND
1994



                              Additional
              Common Stock   Paid-In     Accumulated
            Shares   Amount   Capital       Deficit      Total

BALANCE,
 June 30,
 1993      7,862,136 $78,622 $12,516,226 $(11,042,137) $1,552,711

 Net loss     -        -         (66,675)     (66,675)

 Purchase
  of stock   (70,000)   (700)     (5,848)       -           (6,548)


BALANCE,
 June 30,
 1994      7,792,136  77,922  12,510,378   (11,108,812) 1,479,488

 Net loss       -       -         -             (3,061)    (3,061)


BALANCE,
 June 30,
 1995      7,792,136  77,922  12,510,378   (11,111,873) 1,476,427

Net loss       -        -         -            (14,957)   (14,957)

Exercise of
stock
options      160,000   1,600      18,400          -        20,000


BALANCE,
 June 30,
 1996      7,952,136 $79,522 $12,528,778  $(11,126,830)$1,481,470


The accompanying notes are an integral part of these financial statements.

                              ADVANCED TOBACCO PRODUCTS, INC.
                          dba ADVANCED THERAPEUTIC PRODUCTS, INC.
                                 STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND
1994

                                 1996         1995         1994
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                    $  (14,957)  $   (3,061)  $  (66,675)
  Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities-
     Amortization                  6,680        6,680        7,290
     Amortization of discount
      on investments             (75,074)     (86,740)         -

  Increase (decrease) in cash
   flows from changes
   in operating assets and
   liabilities-
     Receivables                    -           3,605      369,308
     Accounts payable and
      accrued liabilities        (15,313)      17,468       (1,583)

      Net cash provided by
       (used in) operating
       activities               (98,664)      (62,048)     308,340

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchase of license
   agreements                   (29,279)      (5,022)      (22,188)
  Purchase of investments      (219,529)    (463,999)   (1,439,929)
  Sale of investments           326,000      314,000       400,000

       Net cash provided by
        (used in) investing
        activities               77,192     (155,021)   (1,062,117)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Exercise of stock options      20,000        -             -
  Purchase of stock                -           -            (6,548)

       Net cash provided by
        (used in) financing
        activities               20,000        -            (6,548)

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                (1,472)    (217,069)     (760,325)

CASH AND CASH EQUIVALENTS,
 beginning of year               86,390      303,459     1,063,784

CASH AND CASH EQUIVALENTS,
 end of year                 $   84,918    $  86,390    $  303,459


The accompanying notes are an integral part of these financial statements.

                              ADVANCED TOBACCO PRODUCTS, INC.

                          dba ADVANCED THERAPEUTIC PRODUCTS, INC.


                               NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Advanced Tobacco Products, Inc., d/b/a Advanced Therapeutic
Products, Inc. since 1992 (the
Company), was formed in April 1983.  Through September 1987, the
Company was engaged in the
manufacturing and marketing of a smoke-free cigarette.  In
September 1987, the Company sold
substantially all its assets to Pharmacia & Upjohn, Inc. (Pharmacia & Upjohn), a worldwide pharmaceutical company.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Share

Earnings per share of common stock is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding. Common stock options are common stock equivalents but have been excluded from the per share computations as the effect is antidilutive.

Statements of Cash Flows

For purposes of determining cash flows, the Company considers all certificates of deposit and investments with original maturities of less than three months to be cash equivalents. There were no amounts paid by the Company for interest or income taxes for the years ended June 30, 1996, 1995 and 1994.

License Agreement

In fiscal year 1993, the Company entered into a license agreement for nicotine technology with Duke University. The term of the license agreement is for any period such nicotine technology is under patent. A patent was applied for in 1993 and an initial patent was issued in 1995. In 1996, 1995 and 1994, the Company capitalized the direct costs incurred in obtaining the license agreement plus patent prosecution expenses. These costs are being amortized on a straight-line basis over 20 years.

During March 1995, the Financial Accounting Standards Board issued Statement of Financial
Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of a companys long-lived assets is not recoverable, an impairment loss will be recognized equal to the difference between the asset's book carrying amount and its discounted fair value. Adoption of SFAS No. 121 is required for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. Based on information currently known by the Company, such adoption would not have a significant impact on the Company's financial statements.

2.  INVESTMENTS:

The Company's investments consist of U.S. Treasury zero coupon bonds which were purchased at a discount from their face value. Investments are carried at amortized cost which as of
June 30, 1996 and 1995, approximates fair value. The Company intends to hold all investments to their respective maturities which range from November 1996 to November 1999. Investments maturing within one year of the balance sheet date are classified as current assets while those investments maturing later than one year of the balance sheet date are classified as noncurrent assets in the accompanying balance sheets.

U.S. Treasury zero coupon bonds held at 1996 and 1995 were as follows:

                                       Gross
                                     Unrealized
                         Carrying     Holding         Fair
                         Amount      (Gain) Loss     Value

     1996:
       Current          $  237,434   $      182    $  237,252
       Long term         1,007,837        8,728       999,109
                        $1,245,271   $    8,910    $1,236,361

    1995:
      Current           $  316,765   $      269    $  316,496
      Long term            959,903       (3,465)      963,368
                        $1,276,668   $   (3,196)   $1,279,864

3.  STOCKHOLDERS' EQUITY:

During 1994, the Company purchased 70,000 shares of its common stock in the open market;
these shares were subsequently retired. During 1996, 160,000 shares of common stock were issued in connection with the exercise of stock options by a director of the Company.

4.  SALE OF ASSETS AND REVENUE RECOGNITION:

The aggregate sales price of the Company's 1987 sale of assets consisted of $3,600,000 and the right to future royalties. The agreements provided for the Company to receive aggregate minimum royalties of $400,000 for the fiscal years ended July 31, 1991, 1992 and 1993. A pro rata portion of the 1993 payment was recognized as income for the year ended June 30, 1994.
The Company expects to receive future royalties from Pharmacia & Upjohn based upon a percentage (as defined in the agreements) of any net sales of products which utilize the
Company's assets sold to Pharmacia & Upjohn. For the years ended June 30, 1996, 1995 and
1994, the Company received no royalties from the sale of such products as products are awaiting approval from regulatory authorities of various countries in which Pharmacia &
Upjohn plans to market the products.

In addition to these agreements, in 1994, the Company provided consulting services to
Pharmacia & Upjohn for which it received consulting revenues.

5.  FEDERAL INCOME TAXES:

The Company accounts for income taxes under the provisions required by Statement of Financial
Accounting Standards No. 109 (SFAS No. 109).  The application of
SFAS No. 109 had no material
impact on the Company's financial position or results of operations, as the Company has generated book and tax losses in prior years.

As of June 30, 1996, the Company has remaining tax net operating loss, corporate capital loss and tax credit carryforwards of approximately $10.6 million, $70,000 and $102,000, respectively, which may be used to reduce taxes against future earnings. The net operating loss carryforwards expire between 2000 and 2005, corporate capital losses expire in 1999 while the tax credit carryforwards expire between 1999 and 2001. For financial reporting purposes, the Company has not recognized a deferred tax asset or liability resulting from temporary differences as the tax effects of such differences are immaterial.

The tax effects of deferred income tax assets are as follows:

                                                   June 30
                                              1996         1995

  Deferred income tax assets-
    Net operating loss carryforwards      $ 3,604,000  $ 3,604,000
    Corporate capital loss carryforward        23,800       -
    Tax credit carryforwards                  102,000      170,000

       Total gross deferred tax assets      3,729,800    3,774,000

  Less- Valuation allowance                (3,729,800)  (3,774,000)

       Net deferred tax assets            $    -       $     -

As the Company has generated net operating losses in prior years, and there is no assurance of future income, a valuation allowance of $3,729,800 has been established at June 30, 1996.
The Company will evaluate the necessity for such valuation allowance in the future.

6.  NONQUALIFIED STOCK OPTION PLAN:

The Company has a nonqualified stock option plan authorizing the granting by the board of directors of stock options covering common stock to officers, key management employees, independent contractors providing services to the Company or consultants of the Company. The exercise price per share cannot be less than 100 percent (or 110 percent in the case of options granted to holders of 10 percent or more of the then outstanding common stock) of the fair market value of the Company's common stock as determined by the board of directors on the date the options are granted, and the exercise period for the options cannot exceed
10 years from the date the options are granted. Options are immediately exercisable, options are not transferable except by will or the laws of descent or distribution and options expire within one year following termination of association with the Company. The aggregate number of options outstanding and exercisable at $.125 per share as of June 30, 1996 and 1995, was
140,000 and 300,000, respectively.  Effective September 1995, the
Company granted
100,000 options to each of J. H. Uptmore and David A. Monroe, directors of the Company, at an exercise price of $.4375 per share which expire in September 2000 and, accordingly, the aggregate number of options outstanding and exercisable at $.4375 per share as of June 30, 1996, was 200,000.

7.  RELATED-PARTY TRANSACTIONS:

Since August 1995, the Company has had an administrative services agreement with Linehan
Engineering, Inc. (LEI), a related-party entity owned by the Company's president. In 1996, the Company paid LEI $28,050 for administrative services.

From July 1990 to July 1995, the Company had an administrative services agreement with GE
Reaves Engineering, Inc. (GE Reaves), an entity related to the Company through the association of the Company's president. In 1996, 1995 and 1994, the Company paid GE Reaves
$3,100, $30,000 and $30,000, respectively, for administrative services.

In June 1994, the Company entered into a consulting services agreement with James E. Turner
(Turner) who is a director of the Company. During 1996, the Company paid Turner $20,000 for consulting services.

                              ADVANCED TOBACCO PRODUCTS, INC.

                                     INDEX TO EXHIBITS

                                        Item 14(a)

Exhibit No.                        Description

  1            Form of Agreement Among Underwriters, including
Underwriting Agreement and
               Selected Dealers Agreement incorporated by reference
to Exhibit 1 of
               Registrant's Statement of Form S-1 (Registration No.
2-88812, as amended on
               May 23, 1984), the effective date thereof
hereinafter, the "Registrant's
               Registration Statement".

  2            Agreement to Raise Capital and acquire technology
dated September 19, 1983,
               between the Registrant and NCC Group, Ltd. by
reference to Exhibit 2 of the
               Registrant's Registration Statement.

  3.1               Restated Articles of Incorporation of the
Registrant by reference to
                    Exhibit 3.1 of the Registrant's Registration
Statement.

  3.2               Bylaws of the Registrant by reference to
Exhibit 3.2 of the Registrant's
                    Registration Statement.

  4.1 Specimen Common Stock Certificate by reference to Exhibit 4.1 of the
                    Registrant's Registration Statement.

  4.2               Specimen of Warrant Certificate by reference to
Exhibit 4.2 of the
                    Registrant's Registration Statement.

  4.3               Warrant Agreement between Registrant and Frost
National Bank as Warrant
                    Agent by reference to Exhibit 4.3 of the Registrant's Registration
                    Statement.

  4.4               Articles Four, Nine and Ten of the Articles of
Incorporation of the
                    Registrant (included in Exhibit 3.1) by
reference to Exhibit 4.4 of the
                    Registrant's Registration Statement.

  4.5               Form of Warrant Agreement and Representative
Unit Purchase Warrant by
                    reference to Exhibit 4.5 of the Registrant's
Registration Statement.

  5.1 Opinion of Matthews & Branscomb regarding legality of securities by reference to Exhibit 5.1 of the Registrant's
Registration Statement.

  5.2 Opinion of Matthews & Branscomb regarding FDA and other governmental regulation by reference to Exhibit 5.2 of the Registrant's Registration
                    Statement.

  10.1 Acquisition Agreement between the Registrant and NCC Group, Ltd.
                    (previously filed as part of Exhibit 2) by reference to Exhibit 10.1 of the Registrant's Registration Statement.

  10.2              Agreement dated October 31, 1983 between the
Registrant and The Richards
                    Group, Inc. of Dallas, Texas by reference to
Exhibit 10.2 of the
                    Registrant's Registration Statement.

  10.3              Commitment Letter dated January 9, 1984, from
American Filtrona Company
                    (equipment supplier) by reference to Exhibit
10.3 of the Registrant's
                    Registration Statement.

  10.4              Commitment Letter dated January 6, 1984, from
Raynor Adams & Associates,
                    Inc. (equipment supplier) by reference to
Exhibit 10.4 of the
                    Registrant's Registration Statement.

  10.5              Commitment Letter dated June 20, 1983 from
Harvey Machine Company, Inc.
                    (equipment supplier) by reference to Exhibit
10.5 of the Registrant's
                    Registration Statement.

  10.6              Commitment Letter dated January 9, 1984, from
J. H. Uptmore &
                    Associates, Inc. (lease space improvements) by reference to Exhibit 10.7 of the Registrant's Registration Statement.

  10.7              Advanced Tobacco Products, Inc. 1984 Incentive
Stock Option Plan by
                    reference to Exhibit 10.7 of the Registrant's
Registration Statement.

  10.8              Form of Option Agreement under 1984 Advanced
Tobacco Products, Inc.
                    Incentive Stock Option Plan by reference to
Exhibit 10.8 of the
                    Registrant's Registration Statement.

  10.9              S.A. Vend, Inc. 1983 Incentive Stock Option
Plan by reference to Exhibit
                    10.9 of the Registrant's Registration
Statement.

  10.10 Employment Agreement dated December 7, 1983, between the Registrant and
               Gerald R. Mazur by reference to Exhibit 10.10 of the Registrant's
               Registration Statement.

  10.11 Employment Agreement dated December 7, 1983, between the Registrant and J. P.
               Ray by reference to Exhibit 10.11 of the Registrant's Registration Statement.

  10.12 Employment Agreement dated August 1, 1983, between the Registrant and Edmund
               G. Vimond, Jr. by reference to Exhibit 10.12 of the Registrant's Registration
               Statement.

  10.13 Employment Agreement dated November 27, 1983, between the Registrant and
               James D. Simonsen by reference to Exhibit 10.14 of the Registrant's
               Registration Statement.

  10.14 Patent Purchase Agreement, dated May 27, 1987, between Advanced Tobacco
               Products, Inc. and Pharmacia LEO, Inc. filed as an exhibit to the 8-K filed on or about July 29, 1987.

  10.15        Asset Purchase Agreement between Advanced Tobacco
Products, Inc. and
               Pharmacia LEO, Inc., executed as of June 1, 1987, and filed as an exhibit to the 8-K filed on or about July 29, 1987.

  10.16        Consultation Agreement between Advanced Tobacco
Products, Inc. and Pharmacia
               LEO, Inc. filed as an exhibit to Registrant's 1987
10-K.

  10.17 First Amendment to Patent Purchase Agreement dated as of November 22, 1990, between the Registrant and AB LEO, a Swedish corporation, and filed as an exhibit to the 8-K dated December 12, 1990.

  10.18 Second Amendment to Asset Purchase Agreement dated as of November 20, 1990, between the Registrant and Pharmacia LEO, a New
Jersey corporation,  and
               filed as an exhibit to the 8-K dated December 12, 1990.

  16.1 Letter regarding change in Certifying Accountant filed as an exhibit to the
               8-K dated October 3, 1990.