Form 10-K/A
period 1996-06-30
ADVANCED TOBACCO PRODUCTS INC
filed 1996-10-23
CIK 737717

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K/A

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] AMENDMENT #1
For the fiscal year ended June 30, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities
 Exchange Act of 1934 [No Fee Required]
For the transition period from   N/A   to   N/A
Commission file number 0-12984

                 ADVANCED TOBACCO PRODUCTS, INC.
     (Exact name of registrant as specified in its charter)

	State of Texas						74-2285214
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization) 			Identification No.)

16607 Blanco Road, Suite 1504				78232
San Antonio, Texas 						(Zip Code)
(Address of principal executive offices)

  Registrant's telephone number, including area code: (210)408-7077

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

			Exhibit 23.2 - Consent of Independent Public Accountants

	(b)	The Company has filed the following Current Reports on Form 8-K since the filing of the Company's last 10-K:

		Form 8-K filed June 7, 1996, regarding New Drug Application filed by
   Pharmacia & Upjohn.


SIGNATURES

	Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas, as of October 22, 1996.


						ADVANCED TOBACCO PRODUCTS, INC.



Date:   October 22, 1996		By:	 /s/ J. W. LinehanJ. W. Linehan, President, Chief
							Executive Officer and Chief
							Accounting Officer

ABB0DB4E
										Exhibit 23.2


            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


	As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statement on Form S-8 (File No. 33-15694).


							/s/ ARTHUR ANDERSEN LLP	ARTHUR ANDERSEN LLP

San Antonio, Texas
October 18, 1996