Form 10-Q
period 1996-09-30
ADVANCED TOBACCO PRODUCTS INC
filed 1996-11-12
CIK 737717

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

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

Yes  No   N/A

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
               7,952,136 as of September 30, 1996


                                   PART I - FINANCIAL INFORMATION

                                   Item 1:  Financial Statements



ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
BALANCE SHEETS

                                   (Unaudited)         (Audited)
                                   September 30         June 30
                                      1996               1996

ASSETS

CURRENT ASSETS:
  Cash & cash equivalents         $   59,612          $   84,918
  Investments                        240,476             237,434

     Total current assets            300,088             322,352

LICENSE AGREEMENTS, Net              153,520             154,809

INVESTMENTS                        1,022,691           1,007,837

          Total assets            $1,476,299          $1,484,998


LIABILITIES AND SHAREHOLDERS'
EQUITY:

LIABILITIES:
     Accounts payable             $   15,940          $    3,528
     Accrued liabilities              17,500                 -0-

          Total liabilities       $   33,440          $    3,528


SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value;
    30,000,000 shares authorized;
    7,952,136 shares outstanding
    as of September 1996 and
    June 1996, respectively           79,522              79,522
  Additional paid-in-capital      12,528,778          12,528,778
  Accumulated deficit            (11,165,441)        (11,126,830)

     Total stockholders' equity    1,442,859           1,481,470

     Total liabilities and
       stockholders' equity       $1,476,299          $1,484,998

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF INCOME

                                            (Unaudited)
                                   Three Months Ended September 30
                                        1996           1995

REVENUES:                               $  -0-        $   -0-
     Total operating revenues:             -0-            -0-

EXPENSES:
     General and administrative         57,342          41,180

     Total operating expenses:          57,342          41,180

INCOME (LOSS) FROM OPERATIONS          (57,342)        (41,180)

OTHER INCOME:
     Interest Income                    18,731          19,866

     Total other income                 18,731          19,866

NET INCOME (LOSS):                    $(38,611)       $(21,314)

WEIGHTED AVERAGED NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING:         7,952,136       7,792,136

EARNINGS (LOSS) PER COMMON SHARE:     $ (.005)       $ (.002)

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF CASH FLOWS


                                            (Unaudited)
                                   Three Months Ended September 30
                                        1996          1995

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income (loss):               $(38,611)     $(21,314)
    Adjustments to reconcile net
      income (loss) to net cash:
      Amortization                       1,670        1,670
      Accounts payable and accrued
      liabilities                       29,912       22,024

    Net cash provided by               (7,029)        2,380
     operations:

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenses of license          (381)      (25,418)
     agreements:

     Net cash provided by
       investments:                      (381)      (25,418)

NET INCREASE (DECREASE) IN CASH:       (7,410)      (23,038)

CASH & INVESTMENTS AT BEGINNING
OF PERIOD:                           1,330,189    1,363,058

CASH & INVESTMENTS AT END
OF PERIOD:                          $1,322,779   $1,340,020





NOTES TO FINANCIAL STATEMENTS

     1. The condensed financial statements included herein were prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements have been omitted. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of June 30, 1996.

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operation


RESULTS OF OPERATIONS

     In 1987, the Company sold all of its nicotine technology to an entity owned or controlled by Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"), a worldwide pharmaceutical company that manufactures the Nicorette chewing gum and the Nicotrol patch.

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

     During the three-month period ended September 30, 1996, the Company's only source of revenues has been from interest income.






LIQUIDITY AND CAPITAL RESOURCES

     Cash resources, including investments, available on September 30, 1996, were approximately $1,323,000, as compared to approx-imately $1,340,020, for September 30, 1995.


COMPARISON OF SELECTED FINANCIAL DATA

     Interest income for the three-month period ended September 30, 1996, decreased to $18,731, as compared to $19,866 for the three-month period ended September 30, 1995. This decrease is primarily due to minor interest rate fluctuations and a decrease in the cash reserves of September 30, 1996, as compared to September 30, 1995.

     Net loss for the three-month period ended September 30, 1996, increased to $38,611, as compared to a net loss of $21,314 for the three-month period ended September 30, 1995. This increase is primarily due to increased general and administrative expenses.

     General and administrative expenses for the three-month period ended September 30, 1996, increased to $57,342, as compared to $41,180 for the three-month period ended September 30, 1995. This increase is primarily due to the award of a one-time bonus in the amount of $17,500 to a consultant and a Director of the Company.


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


                              ADVANCED TOBACCO PRODUCTS, INC.
                                        (Registrant)


Dated: November 12, 1996
                              By: /s/ J. W. Linehan
                                   J.W. Linehan, Chief
                                   Executive Officer and
                                   Chief Accounting Officer