Form 10-Q
period 1996-12-31
ADVANCED TOBACCO PRODUCTS INC
filed 1997-02-14
CIK 737717

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996.

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

Yes  No   N/A

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                8,092,136 as of December 31, 1996

                                   PART I - FINANCIAL INFORMATION

                                   Item 1:  Financial Statements



ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
BALANCE SHEETS

                                   (Unaudited)         (Audited)
                                   December 31          June 30
                                      1996               1996
ASSETS:

CURRENT ASSETS:
  Cash & cash equivalents         $   47,304          $   84,918
  Investments                        305,225             237,434
  Accounts receivable                 76,934                -0-

     Total current assets            429,463             322,352

LICENSE AGREEMENTS, Net:             156,122             154,809

INVESTMENTS:                         978,900           1,007,837

          Total assets            $1,564,485          $1,484,998


LIABILITIES AND SHAREHOLDERS'
EQUITY:

LIABILITIES:
     Accounts payable             $   16,818          $    3,528
     Accrued liabilities              17,500                 -0-

          Total liabilities           34,318               3,528

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value;
    30,000,000 shares authorized;
    8,092,136 and 7,952,136
    shares outstanding as of
    December, 1996, and June,
    1996, respectively                80,922              79,522
  Additional paid-in-capital      12,544,878          12,528,778
  Accumulated deficit            (11,095,633)        (11,126,830)

     Total stockholders' equity    1,530,167           1,481,470

     Total liabilities and
       stockholders' equity       $1,564,485          $1,484,998

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF INCOME

                                            (Unaudited)
                                   Three Months Ended December 31
                                        1996           1995
REVENUES:
  Royalty Income                       $78,200         $  -0-
     Total operating revenues:          78,200            -0-

EXPENSES:
  General and administrative            30,177          16,741
     Total operating expenses:          30,177          16,741

INCOME (LOSS) FROM OPERATIONS           48,023         (16,741)

OTHER INCOME:
  Interest Income                       21,786          19,266
     Total other income                 21,786          19,266

NET INCOME (LOSS):                     $69,809        $  2,525

WEIGHTED AVERAGED NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING:         8,069,310       7,792,136

EARNINGS (LOSS) PER COMMON SHARE:     $    .01            NIL

                                            (Unaudited)
                                   Six Months Ended December 31
                                        1996           1995
REVENUES:
                                       $78,200        $   -0-
     Total operating revenues:          78,200            -0-

EXPENSES:
  General and Administrative            87,519          57,921
     Total operating expenses           87,519          57,921

INCOME (LOSS) FROM OPERATIONS          ( 9,319)       ( 57,921)

OTHER INCOME:
  Interest Income                       40,516          39,132
     Total other income                 40,516          39,132

NET INCOME (LOSS):                     $31,197        $(18,789)

WEIGHTED AVERAGED NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING         8,010,723       7,792,136

EARNINGS (LOSS) PER COMMON SHARE       $  .004        $ (.002)

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF CASH FLOWS


                                            (Unaudited)
                                     Six Months Ended December 31
                                        1996          1995

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income (loss):               $ 31,197      $(18,789)
    Adjustments to reconcile net
      income (loss) to net cash:
        Amortization                     3,340        3,340
        Accounts receivable            (76,934)         -0-
        Accounts payable and accrued
         liabilities                    30,790        4,738

    Net cash provided by               (11,607)     (10,711)
     operations:

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenses of license        (4,653)      (27,614)
     agreements:

     Net cash provided by
       investments:                    (4,653)      (27,614)

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Exercise of Stock Option             17,500          -0-

  Net cash provided by financing       17,500          -0-

NET INCREASE (DECREASE) IN CASH:        1,240       (38,326)

CASH & INVESTMENTS AT BEGINNING
OF PERIOD:                           1,330,189    1,363,058

CASH & INVESTMENTS AT END
OF PERIOD:                          $1,331,429   $1,324,732

NOTES TO FINANCIAL STATEMENTS


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


Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operation


RESULTS OF OPERATIONS

     In 1987, the Company sold nicotine technology to an entity owned or controlled by Pharmacia & Upjohn, Inc. ("Pharmacia &
Upjohn"), a worldwide pharmaceutical company that manufactures the Nicorette chewing gum and the Nicotrol patch.

     Based upon the nicotine technology acquired from the Company, Pharmacia & Upjohn developed a pharmaceutical nicotine inhaler for use in the nicotine replacement therapy ("NRT") industry.
Pharmacia & Upjohn launched its nicotine inhaler commercially in Denmark in September, 1996, and in Sweden in December, 1996, under the trade name of Nicorette Inhaler and for the six-month period ended December 31, 1996, the Company recognized $33,974 in revenue as a result of these initial European sales. Additional launches are planned by Pharmacia & Upjohn throughout Europe and worldwide to occur as regulatory approvals are granted. Recent approvals have been obtained in Italy and the Netherlands.

     Pharmacia & Upjohn filed a New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA") for regulatory approval of its nicotine inhaler in the Spring of 1996. On December 13, 1996, the Drug Abuse Advisory Committee of the FDA unanimously voted to recommend that the FDA clear the nicotine inhaler for marketing as a prescription NRT. If cleared by the FDA, the product will be marketed in the U.S. as the Nicotrol Inhaler by McNeil Consumer Products, a Johnson & Johnson company.

     The time required for regulatory agencies to review and approve the NDA submissions cannot be determined in advance because it is difficult to predict the specific questions or comments which may be made by regulatory agencies; however, FDA approval in the U.S. is expected in 1997 and currently, the U.S. represents approximately 50% of the world NRT market.

     The Company believes that the Pharmacia & Upjohn nicotine inhaler has the potential for being the next generation of NRT products following the transdermal nicotine patch. Information presented to the FDA Committee stated that the Inhaler will help smokers quit by being the first NRT to control a smoker's cravings by addressing the hand-to-mouth motions of smokers as well as providing a sensation in the back of the throat similar to the feeling of inhaling smoke.

     Effective as of October, 1993, the Company has an agreement with Pharmacia & Upjohn under which, among other matters, the Company has the right to receive a royalty equal to .1% of net revenues received by Pharmacia & Upjohn from the sale of any product using a nicotine impermeable copolymer technology covered by, and subsequent to, the issuance of a patent in March, 1996. Under the terms of the agreement, for the six-month period ended December 31, 1996, the Company recognized $44,226 in revenue as the result of the sale by Pharmacia & Upjohn of the Nicotrol patch.

     In order to create future growth opportunities and take advantage of emerging technologies, the Company licensed a dry powder nicotine inhaler technology from Duke University in 1992 and has had several U.S. patent filings subsequently approved. The
Company is continuing to seek a strategic partner to further develop this technology.


LIQUIDITY AND CAPITAL RESOURCES

     Cash resources, including investments, available on December
31, 1996, were approximately $1,330,000, as compared to approx-imately $1,325,000, for December 31, 1995.


COMPARISON OF SELECTED FINANCIAL DATA

     Operating Revenues for the six-month period ended December 31, 1996, increased to $78,200 as compared to $-0- for the six-month period ended December 31, 1995. This increase is due to the recognition of income from the nicotine inhaler product and the nicotine impermeable copolymer technology.

     Interest income for the six-month period ended December 31, 1996, increased to $40,516 as compared to $39,132 for the six month period ended December 31, 1995. This increase is primarily due to minor interest fluctuations.

     Net income for the six-month period ended December 31, 1996, increased to $39,132 as compared to a net loss of $18,789 for the six-month period ended December 31, 1995. This increase is due to the recognition of income from the nicotine inhaler product and the nicotine impermeable copolymer technology.

     General and administrative expenses for the six-month period ended December 31, 1996, increased to $87,519 as compared to $57,921 for the six-month period ended December 31, 1995. This increase is primarily due to the award of a one-time bonus in the amount of $17,500 to a consultant and a Director of the Company and to the costs associated with press releases and mailings to shareholders as a result of the nicotine inhaler marketing introduction.

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings

          None

Item 2:   Changes in Securities

          None

Item 3:   Defaults Upon Senior Securities

          None

Item 4:   Submission of Matters to a Vote of Security Holders

          None

Item 5:   Other Information

          None

Item 6:   Exhibits and Reports on Form 8-K

          None






ABB0E342
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ADVANCED TOBACCO PRODUCTS, INC.
                                        (Registrant)


Dated: February 14, 1997
                              By: /s/J. W. Linehan
                                  J.W. Linehan, President,
                                  Chief Executive Officer and
                                  Chief Accounting Officer







ABB0E342