Form 10-Q
period 1997-03-31
ADVANCED TOBACCO PRODUCTS INC
filed 1997-05-13
CIK 737717

FORM 10-Q

                                              SECURITIES AND EXCHANGE COMMISSION
                                                    Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                             APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                           8,092,136 as of March 31, 1997

							PART I - FINANCIAL INFORMATION

							Item 1:  Financial Statements



ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
BALANCE SHEETS
                                            								(Unaudited)	(Audited)
								                                             March 31    June 30
			                                           					     1997		  1996

ASSETS:

CURRENT ASSETS:
    Cash & cash equivalents			                    $   72,018	$   84,918
    Investments					                                 348,933	   237,434
    Accrued Royalty					                              57,000	   -0-
    Accounts receivable				                              539	   -0-

    Total current assets:		                      	   478,490	   322,352

LICENSE AGREEMENTS, Net:		                      		   157,675	   154,809

INVESTMENTS:                                						   952,332	 1,007,837

    TOTAL ASSETS:			                            		$1,588,497	$1,484,998

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
    Accounts payable                          			$   10,557	 $   3,528

    TOTAL LIABILITIES:			                       	    10,557	     3,528

SHAREHOLDER'S EQUITY:
    Common stock, $.01 par value;
    30,000,000 shares authorized;
    8,092,136 and 7,952,136 shares
    outstanding as of March 1997,
    and June 1996, respectively	                	    80,922	    79,522
    Additional paid-in-capital		                 12,544,878	12,528,778
    Accumulated deficit			                     	(11,047,860)(11,126,830)

    TOTAL STOCKHOLDERS' EQUITY:		                 1,577,940	 1,481,470

    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY:                                						$1,588,497	$1,484,998

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF INCOME
                                        							     (Unaudited)
		                                  					   Three Months Ended March 31
							                                           1997       1996

REVENUES:
    Royalty Income		                      		$   57,000	$     -0-
          Total operating revenue:	             57,000	      -0-

EXPENSES:
    General and Administrative	                 27,018	     18,176
     Total operating expenses:	                 27,018	     18,176

INCOME (LOSS) FROM OPERATIONS:             	    29,982	     (18,176)

OTHER INCOME :
    Interest Income				                         17,791	     19,011
          Total other income 		                 17,791	     19,011

NET INCOME:			                            		$   47,773  $      835

WEIGHTED AVERAGED NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING:	              8,092,136	  7,792,136

EARNINGS PER COMMON SHARE:		                $    .005	        NIL

		                                  					         (Unaudited)
				                               			    Nine Months Ended March 31
							                                     1997            1996

REVENUES:
    Royalty Income	                       		$  135,200	$     -0-
          Total operating revenue:	            135,200	      -0-

Expenses:
    General and Administrative	                114,537	    76,097
          Total Expenses:	                     114,537	    76,097

INCOME (LOSS) FROM OPERATIONS:	                 20,663	    (76,097)

OTHER INCOME:
    Interest Income				                         58,308	    58,143
          Total other income		                  58,308	    58,143

NET INCOME (LOSS):		                      		$   78,971	$  (17,954)

WEIGHTED AVERAGED NUMBER OF SHARES
    OF COMMON STOCK OUTSTANDING:           	 8,092,136	 7,792,136

EARNINGS (LOSS) PER COMMON SHARE:	          $      .01	$    (.002)

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF CASH FLOWS


                                       									(Unaudited)
							                                		Nine Months Ended March 31
                                         					 1997        	1996

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss):				                 $   78,971	$  (17,954)
    Adjustments to reconcile net income
     (loss) to net cash:
       Amortization	                      					 5,010		     5,010
       Accounts receivable		                 		  (539) 		    -0-
       Accrued royalty				                    (57,000)
       Accounts payable and accrued
                 liabilities               				 7,029		     3,946

     Net cash provided by operations:		        33,471		    (8,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenses of license agreements	    (7,875)	   (28,633)

    Net cash provided by investments:	        	(7,875)	   (28,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of Stock Option 			              	17,500		     -0-

    Net cash provided by financing:          		17,500		     -0-

NET INCREASE  (DECREASE) IN CASH:			           43,096		   (37,631)

CASH & INVESTMENTS AT BEGINNING
     OF PERIOD:					                        1,330,189	  1,363,058
CASH & INVESTMENTS AT END OF PERIOD:	      $1,373,285	 $1,325,427


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

	Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

     In 1987, the Company sold nicotine technology to an entity which is now owned or controlled by Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"), a worldwide pharmaceutical company that manufactures the Nicorette Chewing Gum, the Nicotrol/Nicorette Patch and the Nicotrol/Nicorette Nasal Spray and the Nicotrol/Nicorette Inhaler.

     Based upon nicotine technology acquired from the Company, Pharmacia & Upjohn developed their Nicotrol/Nicorette Inhaler for use in the nicotine replacement therapy ("NRT") market. ATP will receive product payments of 3% of sales of the Inhaler to wholesale distributors. Pharmacia & Upjohn launched its Inhaler commercially in Denmark in September 1996, in Sweden in December 1996, and in Italy in February 1997, under the trade name of the Nicorette Inhaler and for the nine-month period ended March 31, 1997, the Company recognized $83,974 in revenue as a result of these initial European sales. Additional worldwide launches are planned by Pharmacia & Upjohn to occur as regulatory approvals are granted.

     The Inhaler was recently approved for sale as a prescription product by the United States Food and Drug Administration, and the Company anticipates that the Inhaler will be launched in the U.S. later this year as the Nicotrol Inhaler by McNeil Consumer Products, a Johnson & Johnson company.
  The U.S. represents approximately 50% of the world NRT market.

     Outside the U.S., the Inhaler is marketed by Pharmacia & Upjohn as the Nicorette Inhaler. The Inhaler has been approved as a prescription product in the Netherlands and applications are pending in ten other countries, including the United Kingdom.

     The Inhaler is the only NRT to help smokers quit by addressing the hand-to-mouth motions of smokers, as well as providing a sensation in the back of the throat similar to the feeling of inhaling smoke.

     Effective as of October 1993, the Company has an agreement with Pharmacia & Upjohn under which, among other matters, the Company has the right to receive a royalty equal to .1% of net revenues received by Pharmacia & Upjohn from the sale of any product using a nicotine impermeable copolymer technology covered by, and subsequent to, the issuance of a patent in March 1996. Under the terms of the agreement, for the nine-month period ended March 31, 1997, the Company recognized $51,226 in revenue as the result of sales of the Nicotrol/Nicorette Patch.

     In order to create future growth opportunities and take advantage of emerging technologies, the Company licensed a dry powder nicotine inhaler technology from Duke University in 1992 and has had several U.S. patent filings subsequently approved. The Company is continuing to seek a strategic partner to further develop this technology.

LIQUIDITY AND CAPITAL RESOURCES

     Cash resources, including investments, available on March 31, 1997, were approximately $1,375,000, as compared to approximately $1,325,000, for March 31, 1996.

COMPARISON OF SELECTED FINANCIAL DATA

     Operating Revenues for the nine-month period ended March 31, 1997, increased to $135,200, as compared to $-O- for the nine-month period ended March 31, 1996. This increase is due to the recognition of income from the Inhaler and the nicotine impermeable copolymer technology.

     Interest income for the nine-month period ended March 31, 1997, increased to $58,308, as compared to $58,143 for the nine-month period ended March 31, 1996. This increase is primarily due to minor interest rate fluctuations.

     Net income for the nine-month period ended March 31, 1997, increased to $78,971, as compared to a net loss of $17,954 for the nine-month period ended March 31, 1996. This increase is due to the recognition of income from the Inhaler and the nicotine impermeable copolymer technology.

     General and administrative expenses for the nine-month period ended March 31, 1997, increased to $114,537, as compared to $76,097 for the nine-month period ended March 31, 1996. This increase is primarily due to the award of a one-time bonus in the amount of $17,500 to a consultant and a Director of the Company and to the costs associated with press releases and mailings to shareholders as a result of the Inhaler marketing introduction.

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

					ADVANCED TOBACCO PRODUCTS, INC.
				         	       (Registrant)


Dated: May 12, 1997
					By:/s/ J. W. Linehan
					   J. W. Linehan, President
					   Chief Executive Officer and
					   Chief Accounting Officer

ABB0E92F