Form 10-K
period 1997-06-30
ADVANCED TOBACCO PRODUCTS INC
filed 1997-09-29
CIK 737717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

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

      Indicate by check mark if disclosure or delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [  ]

      As of August 31, 1997, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $8,000,000.

      As of August 31, 1997, the number of outstanding shares of Common Stock, $0.01 par value, of the registrant was 8,092,136.

                                     Part I

ITEM 1.  BUSINESS

History and Relationship with Pharmacia & Upjohn, Inc.

      Advanced Tobacco Products, Inc. d/b/a Advanced Therapeutic
Products, Inc. (the "Company"), 16607 Blanco Road, Suite 1504, San Antonio, Texas 78232, (210) 408-7077, is a Texas corporation formed in April 1983.

      The Company was organized to develop and market a product based upon nicotine technology. In 1987, the Company sold its nicotine technology and related assets to what is now known as Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"), a worldwide pharmaceutical company that manufactures the Nicorette Chewing Gum, the Nicotrol/Nicorette Patch, the Nicotrol/Nicorette Nasal Spray and the Nicotrol/Nicorette Inhaler.

      Based upon the nicotine technology acquired from the Company, Pharmacia & Upjohn developed the Nicotrol/Nicorette Inhaler for use in the nicotine replacement therapy ("NRT") market. ATP receives product payments of 3% of sales of the Inhaler to wholesale distributors (See "Pharmacia & Upjohn Technology Purchase Agreement). Pharmacia & Upjohn launched its Inhaler commercially in Denmark in September 1996, in Sweden in December 1996, in Italy in February 1997 and in the Netherlands in July, 1997, under the trade name of the Nicorette Inhaler. Additional worldwide launches are planned by Pharmacia & Upjohn to occur as regulatory approvals are granted. Applications for regulatory approvals are pending in ten countries, including the United Kingdom.

      The Inhaler was recently approved for sale as a prescription product by the United States Food and Drug Administration, and the Company anticipates that the Inhaler will be initially offered in the U.S. in the first half of 1998 as the Nicotrol Inhaler by McNeil Consumer Products, a Johnson & Johnson company. The U.S. represents approximately 50% of the world NRT market.

      The Inhaler is the only NRT to help smokers quit by addressing the hand-to-mouth motions of smokers, as well as providing a sensation in the back of the throat similar to the feeling of inhaling smoke.

Current Operations

      In September 1992, the Company obtained an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University which has been developed at Duke University. In
February 1993, the Company filed a patent application covering this technology resulting in the issuance of a U.S. patent in 1995. Additional U.S. and foreign patent applications are pending. The Company believes that a dry powder nicotine inhaler has the potential to be a future generation NRT. The Company is continuing to seek a strategic partner to develop this technology.

      Effective as of October 1993, the Company has an agreement with Pharmacia & Upjohn under which, among other matters, the Company has the right to receive a royalty equal to .1% of net revenues received by Pharmacia & Upjohn from the sale of any product using a nicotine impermeable copolymer technology covered by, and subsequent to, the issuance of a patent in March 1996. Under the terms of the agreement, the Company now receives royalties from the sales of the Nicotrol/Nicorette patch by Pharmacia & Upjohn.

Pharmacia & Upjohn Technology Purchase Agreement

      The Company has the right to receive royalty payments from Pharmacia & Upjohn with respect to the Nicotrol/Nicorette Inhaler discussed above as follows:

      Royalty payments of three percent (3%) of Net Sales (defined generally as sales by Pharmacia & Upjohn and McNeil Consumer Products to wholesale distributors) payable on a country by country basis for the greater of 10 years following the date of the first commercial sales or the expiration of all issued patents (latest patent issued 3/26/96). There are royalty limitations in the event of the sale of a nicotine vapor product competitive with the Nicotrol/Nicorette Inhaler.

      Royalty payments in excess of $1,000,000 per year are to be reduced by fifty percent (50%) until the aggregate of such reductions equal the sum of $4,400,000.

      The Company has the right to receive royalty payments for other nicotine product applications, if any, both pharmaceutical and non-pharmaceutical. Pharmacia & Upjohn is not obligated to develop or sell any products using the technology developed by the Company.

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

             FIRST             SECOND             THIRD          FOURTH
            QUARTER            QUARTER           QUARTER         QUARTER

            1996  1997         1996  1997        1996 1997       1996 1997

   HIGH     .19   .69          .19  1.03         .25    1.13     .875 1.00

   LOW   .125     .30          .09    .30        .125  .75       .125  .69


      b)    Holders

            There were approximately 850 shareholders of record of the Company's Common Stock at June 30, 1997, excluding shareholders with "street" accounts.

      c)    Dividends

            The Company has not declared or paid any dividends on its Common Stock and does not anticipate earnings from which dividends can be paid unless substantial royalty revenues are received from the sale of products under the Company's agreements with Pharmacia
& Upjohn.

                                        ITEM 6 - SELECTED FINANCIAL DATA
The following table sets forth for the indicated periods selected historical financial information for the Company. Such information is derived from the financial statements of the Company included under Item 8 and should be read in conjunction with such financial statements, the related notes thereto and the information included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
                                                   Year Ended June 30

1993          1994          1995            1996          1997

Revenues
                          $466,600      $39,733       $   -           $   -         $157,200

Net Income (loss)
                 $314,193      $(66,675)     $ (3,061)       $(14,957)     $94,758

Net Income (loss) per
 share of common stock             $  .040        ($.008)        ($.001)          ($.002)        $ .011

Weighted average number
 of shares of common
 stock outstanding                 7,913,175      7,848,424      7,792,136        7,831,588      8,248,090

Cash provided by (used
 in) operations                    $318,231       $308,340       $(62,048)        $(98,664)      ($51,211)

Increase (decrease) in
 cash and cash
 equivalents                       $188,693       $(760,325)     ($217,069)       $(1,472)       $(46,041)

Balance sheet data at end
 of indicated periods
 -Working capital                  $1,433,741     $515,679       $384,314         $318,824       $566,084

Total assets
                      $1,555,667    $1,480,861    $1,495,268      $1,484,998    $1,600,488

Total shareholder's
 equity                            $1,552,711     $1,479,488     $1,476,427       $1,481,470     $1,593,728

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDI-
TION AND RESULTS OF OPERATIONS

      a)    Results of Operations

      For fiscal 1997, operating revenues were $157,200 from the recognition of income from sales of the Nicotrol/Nicorette
Inhaler and the Nicotrol/Nicorette Patch by Pharmacia & Upjohn. There were no operating revenues in fiscal 1995 and 1996, although $100,341 and $76,889 were derived from interest income during those years, respectively.

      General and administrative expenses were $103,402, $91,846, and $141,176 in fiscal 1995, 1996, and 1997, respectively. Expenses increased in 1997 compared to 1996 primarily due to the costs associated with press releases and mailings to shareholders as a result of the Nicotrol/Nicorette Inhaler marketing introduction and to the award of a one-time bonus in the amount of $17,500 to a consultant and a Director of the Company. Expenses decreased in 1996 compared to 1995 primarily as a result of a reduction in consulting fees paid by the Company.

      Net income from operations in fiscal 1997 was $16,024 primarily due to the recognition of income from the sales of the Nicotrol/Nicorette Inhaler and the Nicotrol/Nicorette Patch by Pharmacia & Upjohn. The Company's net income for fiscal 1997 was $94,758 with the addition of $78,734 in interest income to the operating income. Net losses from operations in fiscal 1995 and 1996 were $103,402 and $91,846, respectively, primarily due to the lack of operating revenues; however, the Company's net losses for fiscal 1995 and 1996 were $3,061 and $14,957, respectively, primarily due to the receipt of $100,341 and $76,889, respectively, in interest income.

      b)    Liquidity and Capital Resources

      Cash and investments available on June 30, 1997, were approximately $1,400,000. The Company believes that its cash and investment resources are sufficient to meet its foreseeable needs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and other matters required by this
Item 8 are included on Pages F-1 and following.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Mr. James E. Turner, age 48, has been a Director of the Company since November 1986 and a consultant to the Company since its inception. Mr. Turner was one of the founders and the Business Manager of NCC Group, Ltd., a research and development limited partnership which was a predecessor of the Company. Mr. Turner is also a consultant to Pharmacia & Upjohn.

      Mr. J. H. Uptmore, age 66, has been a Director of the Company since August 1987. Mr. Uptmore has been the President and Chairman of the Board of J. H. Uptmore & Associates, Inc., a construction contracting and development company, since 1974.

      Mr. J. W. Linehan, age 54, has been Director of the Company since June 1991 and President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company since July 1, 1990. Since August 1, 1995, Mr. Linehan has been President and Chief Executive Officer of Linehan Engineering, Inc., an independent engineering company wholly owned by him. Mr. Linehan was a Vice President, a director and a principal shareholder of GE Reaves Engineering, Inc., an engineering and consulting company, from May 1990 through July 31, 1995. Mr. Linehan was a Vice President, Chief Financial Officer, Secretary, a director and a principal shareholder of NET FONE, INC., an alternative long distance telephone company, from April 1991, and President from June 1993, to May 1994. Mr. Linehan's prior experience also includes Owner and Chief Operating Officer of Texas Trunk Co., Inc., a military hardware manufacturer, a consultant at Arthur Andersen LLP, a public accounting and consulting firm, and President of BIOGLAS Corporation, a manufacturer of support material for the biotechnology industry.

      Mrs. Brenda Ray, age 48, has been a Director of the Company since March 1989. Mrs. Ray was a research and lab assistant in the development of the Company's nicotine vapor inhalation technology from 1979 until 1985. She is a consultant and has been President of Brenda Ray, Inc. since 1985.

      Mr. David A. Monroe, age 44, has been a Director of the Company since March 1989. Mr. Monroe has been President and CEO of PTEL Corporation and is General Manager of the Photo Telesis Division of Raytheon TI Systems, Inc., formerly PhotoTelesis Corporation, a government electronics manufacturing company.
Mr. Monroe's prior experience includes Founder & Chief Technical Officer of Image Data Corporation, a communications technology company, and Vice-President of Research & Development and Vice-President, Product Line Manager, at Datapoint Corporation, a computer equipment manufacturer.

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

Compensation Pursuant to Plans

Nonqualified Stock Options

      The Company has a nonqualified stock option plan authorizing the granting by the board of directors of stock options covering common stock to directors, officers, key management employees, independent contractors providing services to the Company or consultants to the Company. The exercise price per share cannot be less than 100 percent (or 110 percent in the case of options granted to holders of 10 percent or more of the then outstanding common stock) of the fair market value of the Company's common stock as determined by the board of directors on the date the options are granted, and the exercise period for the options cannot exceed 10 years from the date the options are granted. The options are immediately exercisable. Options are not transferable except by will or the laws of descent or distribution, and options expire within one year following termination of association with the Company. The aggregate number of options outstanding and exercisable at $.125 as of June 30, 1996 and 1997, were 140,000 and -0-, respectively, and the aggregate number of options outstanding and exercisable at $.4375 as of June 30, 1996 and 1997, was 200,000.

Summary of Option Transactions

      The following table sets forth as to the directors of the Company the net value of securities (market value less exercise price) and other information with respect to stock options outstanding and exercised during fiscal 1997:

                      Aggregated Options Exercised in Last
               Fiscal Year and Fiscal Year End Stock Option Values


                                           Number of
                                           Unexercised
            Shares                         Stock Options      Value of
            Acquired or        Value       at FY-End (All     Unexercised       Expiration
Name        Exercised          Realized  Exercisable)         Stock Options*    Date

J. E. Turner      140,000      $122,500         -0-                   -0-
J. H. Uptmore     None             N/A        100,000               $56,250      9/27/00
D. A. Monroe      None             N/A        100,000               $56,250      9/27/00


* all outstanding options held by Messrs. Uptmore and Monroe are exercisable at $.4375 per share. The market value of the Company's common stock at year end was $1.00.


ITEM 12.  COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The following table sets forth certain information about the Directors of the Company, which includes all persons known by the Company to own more than 5% of the Common Stock as of August 31, 1997, and all officers and Directors of the Company as a group as of June 30, 1997. Except as indicated, the Company believes that each of the below named persons has sole voting and investment power with respect to the shares shown and owns the shares indicated beneficially and of record.

                               Director          Number               Percent
Name                           Since             of Shares          of Class (1)

Brenda Ray (2)
12544 Judson Road
San Antonio, TX 78233          1989              1,607,748            19.87%

James E. Turner
18606 Heather Court
Homewood, IL 60430             1986                450,221             5.56%

J. H. Uptmore (3)
P.O. Box 29389
San Antonio, TX 78229          1987                196,921             1.20%

David A. Monroe (4)
7800 I.H. 10 W
San Antonio, TX 78230          1989                147,229              .58%

J.W. Linehan
16607 Blanco Road
Suite 1504
San Antonio, TX 78232          1991                131,000             1.62%

Officers and Directors
  as a Group (5 persons)                         2,533,119            28.83%
____________________

(1)   Excludes shares under options referred to in notes 3 and 4.

(2)   Includes 475,940 shares of Common Stock owned by the Jon
      Phillip Ray Family Trust of which Brenda Ray is the Trustee.

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

(4) Includes 100,000 shares of Common Stock underlying presently exercisable options held by Mr. Monroe. See "Compensation
      Pursuant to Plans."

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and any persons holding more than ten percent (10%) of the Company's Common Stock to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and to provide copies of such reports to the Company. Based upon the Company's review of copies of such reports received by the Company and written representations of its directors and executive officers, the Company believes that during the year ended June 30, 1997, all Section 16(a) filing requirements were satisfied, except for (i) an inadvertent late filing of a Form 4 for Brenda Ray, dated April 9, 1997, reporting the acquisition of 8,291 shares of the Company's Common Stock by Brenda Ray, Trustee of the Jon Philip Ray Family Trust dated May 5, 1984, on June 6, 1991, and also reporting the acquisition of 8,292 shares of the Company's Common Stock by herself, also on June 6, 1991; and (ii) an inadvertent late filing of a Form 4 for James E. Turner, dated April 1, 1997, reporting the acquisition of 160,000 shares of the Company's Common Stock on April 12, 1996, and 140,00 shares of the Company's Common Stock on October 23, 1996, both acquisitions through the exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Since August 1995, the Company has had an administrative services agreement with Linehan Engineering, Inc. (LEI), a related-party entity owned by the Company's president. In 1996 and 1997, the Company paid LEI $28,050 and $39,450, respectively, for administrative services.

      From July 1990 to July 1995, the Company had an administrative services agreement with GE Reaves Engineering, Inc. (GE Reaves), an entity related to the Company through the association of the Company's president. In 1995 and 1996, the Company paid GE Reaves $30,000, $3,100, respectively, for administrative services.

      In June 1994, the Company entered into a consulting services agreement with James E. Turner (Turner) who is a director of the Company. In 1995, 1996 and 1997, the Company paid Turner -0-, $20,000, and $17,500, respectively, for consulting services.

      In October, 1996, the Company entered into a Consulting
Services Agreement with Brenda Ray, Inc. ("Ray"), a related party entity owned by a director of the Company. In 1997, the Company paid Ray $9,000 for consulting services.

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

      (b) The Company has filed the following Current Reports on Form 8-K since the filing of the Company's last 10-K:

                  None.

SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas, as of September 26, 1997.

                                            ADVANCED TOBACCO PRODUCTS, INC.



Date:    September 26, 1997                 By:  /s/ J. W. Linehan
                                                 J. W. Linehan, President,
                                                 Chief Executive Officer and
                                                 Chief Accounting Officer


SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    September 26, 1997                 By:  /s/ J. W. Linehan
                                                 J. W. Linehan, President,
                                                 Chief Executive Officer,
                                                 Chief Accounting Officer
                                                 and Director



Date:    September 26, 1997                 By:  /s/ James E. Turner
                                                 James E. Turner, Director



Date:    September 26, 1997                 By:  /s/ J. H. Uptmore
                                                 J. H. Uptmore, Director



Date:    September 26, 1997                 By:  /s/ Brenda Ray
                                                 Brenda Ray, Director



Date:    September 26, 1997                 By:  /s/ David A. Monroe
                                                 David A. Monroe, Director

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

                                                                            Page

Index to Financial Statements                                                F-1

Financial Statements

 Report of Independent Public Accountants                                    F-2

 Balance Sheets - - June 30, 1997 and 1996                                   F-3

Statements of Income (Loss) for the Years Ended
  June 30, 1997, 1996 and 1995                                               F-4

Statements of Stockholders' Equity for the Years
  Ended June 30, 1997, 1996 and 1995                                         F-5


Statements of Cash Flows for the Years Ended
  June 30, 1997, 1996 and 1995                                               F-6

Notes to Financial Statements                                                F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Advanced Tobacco Products, Inc.:

We have audited the accompanying balance sheets of Advanced Tobacco Products, Inc. (a Texas corporation), dba Advanced Therapeutic Products, Inc., as of June 30, 1997 and 1996, and the related statements of income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Tobacco Products, Inc., as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


                             /s/ ARTHUR ANDERSEN LLP


San Antonio, Texas
August 5, 1997

                                          ADVANCED TOBACCO PRODUCTS, INC.
                                      dba ADVANCED THERAPEUTIC PRODUCTS, INC.
                                    BALANCE SHEETS - - JUNE 30, 1997, AND 1996

                                                                       1997          1996
        ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                       $    38,877      $  84,918
 Royalties receivable                                                 79,539           -
 Investments                                                         454,428        237,434
     Total current assets                                            572,844        322,352


LICENSE AGREEMENTS, less accumulated
 amortization of $31,965 and $25,285
 in 1997 and 1996, respectively                                      159,074        154,809

INVESTMENTS                                                          868,570      1,007,837
     Total assets                                               $  1,600,488    $ 1,484,998

   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Accounts payable                                                 $    6,760    $    3,528
     Total liabilities                                                 6,760         3,528

STOCKHOLDERS' EQUITY:
 Preferred stock, $100 par value;
  500,000 shares authorized; none issued                               -               -
 Common stock, $.01 par value;
  30,000,000 shares authorized;
  8,092,136 and 7,952,136 shares issued
  and outstanding as of June 30, 1997,
  and 1996, respectively                                              80,922           79,522
 Additional paid-in capital                                       12,544,878       12,528,778
 Accumulated deficit                                                (11,032,072)    (11,126,830)
     Total stockholders' equity                                    1,593,728        1,481,470
     Total liabilities and stockholders' equity                  $ 1,600,488     $ 1,484,998

   The accompanying notes are an integral part of these financial statements.


                                      ADVANCED TOBACCO PRODUCTS, INC.
                                  dba ADVANCED THERAPEUTIC PRODUCTS, INC.
                                         STATEMENTS OF INCOME (LOSS)
                            FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                   1997            1996       1995
REVENUES:
  Royalties                                      $ 157,200       $   -     $
   Total operating revenues                        157,200           -         -

EXPENSES:
  General and administrative                       141,176          91,846   103,402
   Total operating expenses                        141,176          91,846   103,402
INCOME (LOSS) FROM OPERATIONS                       16,024         (91,846) (103,402)

OTHER INCOME (EXPENSES):
 Interest income                                    78,734          76,889    100,341
   Total other income (expense)                     78,734          76,889    100,341

INCOME (LOSS) BEFORE INCOME TAXES                    94,758       (14,957)    (3,061)

NET INCOME (LOSS)                                $  94,758       $ (14,957)  $ (3,061)

INCOME (LOSS) PER COMMON SHARE                   $    .011       $   (.002)  $  (.001)

WEIGHTED AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING                        8,248,090       7,831,588   7,792,136

CASH DIVIDENDS DECLARED PER SHARE OF
 COMMON STOCK                                    $   -           $   -       $   -


   The accompanying notes are an integral part of these financial statements.

                                          ADVANCED TOBACCO PRODUCTS, INC.
                                     dba ADVANCED THERAPEUTIC PRODUCTS, INC.
                                      STATEMENTS OF STOCKHOLDERS EQUITY
                         FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                               Additional
                              Common Stock      Common Stock   Paid-In        Accumulated
                                  Shares          Amount       Capital          Deficit     Total

BALANCE, June 30, 1994        $7,792,136        $77,922
$12,510,378    $(11,108,812) $1,479,488
Net loss                           -                -               -               (3,061)    (3,061)

BALANCE, June 30, 1995         7,792,136         77,922         12,510,378     (11,111,873) $1,476,427
Net loss                           -                -              -               (14,957)    (14,957)
Exercise of stock options        160,000          1,600             18,400           -          20,000

BALANCE, June 30, 1996         7,952,136         79,522         12,528,778     (11,126,830)  1,481,470
Net income                         -                -               -               94,758      94,758
Exercise of stock options        140,000          1,400             16,100            -         17,500

BALANCE, June 30, 1997         8,092,136        $80,922        $12,544,878    $(11,032,072) $1,593,728


The accompanying notes are an integral part of these financial statements.

                                       ADVANCED TOBACCO PRODUCTS, INC.
                                   dba ADVANCED THERAPEUTIC PRODUCTS, INC.
                                           STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                   1997              1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                               $  94,758        $ (14,957)   $(3,061)
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities-
     Amortization                                                    6,680            6,680      6,680
     Amortization of discount on investments                       (76,342)         (75,074)   (86,740)
 Increase (decrease) in cash flows from changes
  in operating assets and liabilities-
     Royalties receivable                                          (79,539)             -        3,605
     Accounts payable                                                3,232          (15,313)    17,468
          Net cash used in operating activities                    (51,211)         (98,664)   (62,048)

CASH FLOWS FROM INVESTMENTS ACTIVITIES:
 Purchase of license agreements                                     10,945          (29,279)    (5,022)
 and patent expenses
 Purchase of investments                                          (343,385)        (219,529)  (463,999)
 Sale of investments                                               342,000          326,000    314,000
    Net cash provided by (used in) investing
     activities                                                    (12,330)          77,192   (155,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of stock options                                        17,500        20,000          -
     Net cash provided by financing activities                    17,500         20,000         -

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (46,041)          (1,472)  (217,069)

CASH AND CASH EQUIVALENTS, beginning of year                        84,918           86,390    303,459

CASH AND CASH EQUIVALENTS, end of year                            $  38,877        $ 84,918   $ 86,390

The accompanying notes are an integral part of these financial statements.

                         ADVANCED TOBACCO PRODUCTS, INC.
                     dba ADVANCED THERAPEUTIC PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS



1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Organization and Basis of Presentation

   Advanced Tobacco Products, Inc., d/b/a Advanced Therapeutic Products, Inc. since 1992 (the Company), was formed in April 1983. Through September 1987, the Company was engaged in the manufacturing and marketing of a product based upon nicotine technology. In September 1987, the Company sold its nicotine technology and related assets to Pharmacia & Upjohn, Inc. (Pharmacia & Upjohn), a worldwide pharmaceutical company.

   Use of Estimates

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

   Income (Loss) Per Share

   Earnings per share of common stock is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding. Common stock options are common stock equivalents but have been excluded from the per share computations for the years ended June 30, 1996 and 1995, as the effect is antidilutive.

   Statements of Cash Flows

   For purposes of determining cash flows, the Company considers all investments with original maturities of less than three months to be cash equivalents. There were no amounts paid by the Company for interest or income taxes for the years ended June 30, 1997, 1996 and 1995.

   License Agreement

   In fiscal year 1993, the Company entered into a license agreement for nicotine technology with Duke University. The term of the license agreement is for any period such nicotine technology is under patent. A patent was applied for in 1993 and an initial patent was issued in 1995. In 1997, 1996 and 1995, the Company capitalized the direct costs incurred in obtaining the license agreement plus patent prosecution expenses. These costs are being amortized on a straight-line basis over 20 years.

   Recent Accounting Pronouncements

   In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of a companys long-lived assets is not recoverable, an impairment loss will be recognized equal to the difference between the assets book carrying amount and its discounted fair value. Adoption of SFAS No. 121 is required for fiscal years beginning after December 15, 1995, and must be adopted on a prospective basis. Restatement of previously issued financial statements is not permitted. The Company adopted SFAS No. 121 prospectively in 1997. The adoption of SFAS No. 121 did not have a material impact on the financial position or results of operations of the Company.

   In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair value based method of accounting for employee and nonemployee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their stock-based compensation arrangements. Under the fair value method, the compensation cost is based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. However, SFAS No. 123 allows entities to measure compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to
   Employees (APB 25), provided that the necessary disclosures required by SFAS No. 123 are made. For the year ended June 30, 1997, nonemployee transactions are properly recorded under APB 25 and are not impacted by SFAS No. 123.

   In February 1997, the FASB issued SFAS No. 128, Earnings per Share, superseding Accounting Principles Board (APB) Opinion
   No. 15, Earnings per Share. This statement replaces primary earnings per share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for potentially dilutive securities is included in basic EPS. Fully diluted EPS, now called dilutive EPS, is still required. This statement changes or eliminates several other requirements of APB 15. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early application is prohibited and, upon adoption, all prior period EPS data presented must be restated to conform with this statement. Management believes implementation of this statement would not have a material effect on the income (loss) per share amounts which have been reported by the Company in the accompanying financial statements.

   In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. This statement continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. Specifically, this statement requires all entities to provide the capital structure disclosures previously required by APB 15. Companies that were exempt from the provisions of APB 15 will now need to make those disclosures. This statement is effective for financial statements for periods ending after December 15, 1997. Management believes implementation of this statement would not have a significant impact on the disclosures in the Companys financial statements.

2.      INVESTMENTS:

   The Companys investments consist of U.S. Treasury zero coupon bonds which were purchased at a discount from their face value. Investments are carried at amortized cost which as of June 30, 1997 and 1996, approximates fair value. The Company intends to hold all investments to their respective maturities which range from November 1997 to November 2000. Investments maturing within one year of the balance sheet date are classified as current assets while those investments maturing later than one year of the balance sheet date are classified as noncurrent assets in the accompanying balance sheets.

U.S. Treasury zero coupon bonds held at 1997 and 1996 were as follows:


                           Carry          Gross          Fair
                           Amount       Unrealized      Value
                                          Holding
                                        (Gain) Loss
1997:
  Current              $  454,428       $ 1,836       $  452,592
  Long Term               868,570        10,565          858,005
                       $1,322,998       $ 2,401       $1,310,597

1996:
  Current              $  237,434       $   182       $  237,252
  Long Term             1,007,837         8,728          999,109
                       $1,245,271       $ 8,910       $1,236,161


3.      STOCKHOLDERS' EQUITY:

   During 1997 and 1996, 140,000 and 160,000 shares of common stock, respectively, were issued in connection with the exercise of stock options by a director of the Company.

4.      SALE OF ASSETS AND REVENUE RECOGNITION:

   The aggregate sales price of the Companys 1987 sale of assets consisted of $3,600,000 and the right to future royalties. Royalties from Pharmacia & Upjohn are based upon a percentage of any net sales of products (Products) which utilize the Company's assets sold to Pharmacia & Upjohn. During 1997, Pharmacia & Upjohn received approval from regulatory authorities of various countries in which Pharmacia & Upjohn plan to market the Products and as of June 30, 1997, Products were being marketed by Pharmacia & Upjohn in Denmark, Sweden and Italy. For the year ended June 30, 1997, the Company earned royalties of $157,200 from the sale of such Products.

   The Companys revenues and royalties receivable are derived solely from Pharmacia & Upjohn. The Company believes its associated exposure to credit risk is minimal. No allowance for doubtful accounts is considered necessary as of June 30, 1997.

5.      FEDERAL INCOME TAXES:

   As of June 30, 1997, the Company has remaining tax net operating loss, corporate capital loss and tax credit carryforwards of approximately $10.5 million, $70,000 and $102,000, respectively, which may be used to reduce taxes against future earnings. The net operating loss carryforwards expire between 2000 and 2005, corporate capital losses expire in 1999 while the tax credit carryforwards expire between 1999 and 2001. For financial reporting purposes, the Company has not recognized a deferred tax asset or liability resulting from temporary differences as the tax effects of such differences are immaterial.

The tax effects of deferred income tax assets are as follows:

                                    June 30

                                  1997          1996
Deferred income tax
assets -
 Net operating loss
       carry forward            $ 3,570,000    $ 3,604,000
 Corporate capital loss
       carry forward                 23,800         23,800
 Tax credit carry
       forward                      102,000        102,000

 Total gross deferred
       tax assets                 3,695,800      3,729,800

Less - Valuation
       allowance                 (3,695,800)    (3,729,800)

Net deferred tax
       assets                  $      -        $      -

As the Company has generated net operating losses in prior years, and there is no assurance of future income, a valuation allowance of $3,695,800 has been established at June 30, 1997. The Company will reevaluate the necessity for such valuation allowance in the future.

6.      NONQUALIFIED STOCK OPTION PLAN:

   The Company has a nonqualified stock option plan authorizing the granting by the board of directors of stock options to officers, key management employees, independent contractors providing services to the Company or consultants of the Company. The exercise price per share cannot be less than 100 percent (or
   110 percent in the case of options granted to holders of 10 percent or more of the then outstanding common stock) of the fair market value of the Company's common stock on the date the options are granted, and the exercise period for the options cannot exceed 10 years from the date the options are granted. Options are immediately exercisable, are not transferable except by will or the laws of descent or distribution and expire within one year following termination of association with the Company. The aggregate number of options outstanding and exercisable at $.125 per share as of June 30, 1996, was 140,000. No options were outstanding and exercisable at $.125 per share as of June 30, 1997. The aggregate number of options outstanding and exercisable at $.4375 per share which expire in September 2000 was 200,000 as of June 30, 1997 and 1996.

7.      RELATED-PARTY TRANSACTIONS:

   Since August 1995, the Company has had an administrative services agreement with Linehan Engineering, Inc. (LEI), a related-party entity owned by the Companys president. In 1997 and 1996, the Company paid LEI $39,450 and $28,050, respectively, for administrative services.

   From July 1990 to July 1995, the Company had an administrative services agreement with GE Reaves Engineering, Inc. (GE Reaves), an entity related to the Company through the association of the Company's president. In 1996 and 1995, the Company paid GE Reaves $3,100 and $30,000, respectively, for administrative services.

   In June 1994, the Company entered into a consulting services agreement with James E. Turner (Turner) who is a director of the Company. During 1997 and 1996, the Company paid Turner $17,500 and $20,000, respectively, for consulting services.

   In October 1996, the Company entered into a consulting services agreement with Brenda Ray, Inc. (Ray), a related entity owned by a director of the Company. During 1997, the Company paid Ray
   $9,000 for consulting services.


ABB0F1A1

                         ADVANCED TOBACCO PRODUCTS, INC.

                                INDEX TO EXHIBITS

                                   Item 14(a)

Exhibit No.                       Description

   1 Form of Agreement Among Underwriters, including Underwriting Agreement and Selected Dealers Agreement incorporated by reference to Exhibit 1 of Registrant's Statement of Form S-1 (Registration No. 2-88812, as amended on May 23, 1984), the effective date thereof hereinafter, the "Registrant's Registration Statement."

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

   3.1            Restated Articles of Incorporation of the
                  Registrant by reference to Exhibit 3.1 of the Registrant's Registration Statement.

   3.2            Bylaws of the Registrant by reference to Exhibit
                  3.2 of the Registrant's Registration Statement.

   4.1            Specimen Common Stock Certificate by reference to
                  Exhibit 4.1 of the Registrant's Regis-tration
                  Statement.

   4.2            Specimen of Warrant Certificate by reference to
                  Exhibit 4.2 of the Registrant's Regis-tration
                  Statement.

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

   4.5 Form of Warrant Agreement and Representative Unit Purchase Warrant by reference to Exhibit 4.5 of the Registrant's Registration State-ment.

   5.1 Opinion of Matthews & Branscomb regarding legality of securities by reference to Exhibit 5.1 of the Registrant's Registration State-ment.

   5.2 Opinion of Matthews & Branscomb regarding FDA and other governmental regulation by reference to
                  Exhibit 5.2 of the Registrant's Regis-tration
                  Statement.

   10.1 Acquisition Agreement between the Registrant and NCC Group, Ltd. (previously filed as part of Exhibit 2) by reference to Exhibit 10.1 of the Registrant's Registration Statement.

   10.2           Agreement dated October 31, 1983 between the
                  Registrant and The Richards Group, Inc. of Dallas, Texas by reference to Exhibit 10.2 of the Registrant's Registration Statement.

   10.3           Commitment Letter dated January 9, 1984, from
                  American Filtrona Company (equipment supplier) by reference to Exhibit 10.3 of the Regis-trant's
                  Registration Statement.

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

   10.13 Employment Agreement dated November 27, 1983, between the Registrant and James D. Simonsen by reference to Exhibit 10.14 of the Regis-trant's
                  Registration Statement.

   10.14 Patent Purchase Agreement, dated May 27, 1987, between Advanced Tobacco Products, Inc. and
                  Pharmacia LEO, Inc. filed as an exhibit to the Form 8-K filed on or about July 29, 1987.

   10.15 Asset Purchase Agreement between Advanced Tobacco Products, Inc. and Pharmacia LEO, Inc., executed as of June 1, 1987, and filed as an exhibit to the Form 8-K filed on or about July 29, 1987.

   10.16          Consultation Agreement between Advanced Tobacco
                  Products, Inc. and Pharmacia LEO, Inc. filed as an exhibit to Registrant's 1987 10-K.

   10.17 First Amendment to Patent Purchase Agreement dated as of November 22, 1990, between the Registrant and AB LEO, a Swedish corporation, and filed as an exhibit to the Form 8-K, dated December 12, 1990.

   10.18 Second Amendment to Asset Purchase Agreement dated as of November 20, 1990, between the Registrant and Pharmacia LEO, a New Jersey corporation, and filed as an exhibit to the Form 8-K, dated December 12, 1990.

   16.1 Letter regarding change in Certifying Accoun-tant, filed as an exhibit to the Form 8-K, dated October 3, 1990.

   16.2 Letter regarding change in Certifying Accoun-tant, filed as an exhibit to the Form 8, Amendment No. 1, dated December 12, 1991

   23.1 Consent of Independent Public Accountants, filed as an exhibit to the Form 10-K/A, dated March 29, 1996.

   23.2 Consent of Independent Public Accountants, filed as an exhibit to the Form 10-K/A, dated October 22, 1996.

   23.3 Consent of Independent Public Accountants filed as a exhibit to this Form 10-K, dated August 29, 1997.