Form 10-Q
period 1997-09-30
ADVANCED TOBACCO PRODUCTS INC
filed 1997-11-17
CIK 737717

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                  8,092,136 as of October 31, 1997

							PART I - FINANCIAL STATEMENTS

							Item 1:  Financial Statements

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
BALANCE SHEETS


						  (Unaudited)		   (Audited)
						  September 30 	    June 30
						     1997

ASSETS:

CURRENT ASSETS:
	Cash & cash equivalents	$    79,180  		$    38,877
	Investments			    256,311 		    454,428
	Accounts Receivable		      -0-			     79,539
	Accrued Royalty		     22,500		      -0-

	   Total current assets:	    358,009		    572,844

LICENSE AGREEMENTS, Net:		    159,580		    159,074

INVESTMENTS:				  1,086,019		    868,570

        TOTAL ASSETS:		$ 1,603,590		$ 1,600,488

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
	Accounts payable		$    15,240		$     6,760

	   TOTAL LIABILITIES:	     15,240		      6,760

SHAREHOLDER'S EQUITY:
  Common stock - authorized,
   30,000,000 shares of $.01
   par value; 8,092,136
   shares outstanding as
   of September 30, 1997,
   and June 30, 1997,
   respectively			     80,922		     80,922
  Additional paid-in-capital	 12,544,878		 12,544,878
  Accumulated deficit		(11,037,450)		(11,032,072)

   TOTAL STOCKHOLDERS' EQUITY   1,588,350           1,593,728

   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY	     $ 1,603,590	     $ 1,600,488


ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF INCOME
									(Unaudited)
							  Three Months Ended September 30
							      1997		1996


REVENUES:
    Royalty Income				$   22,500	   $   -0-
    Royalty Adj. from Prior Period	    (1,844)	       -0-

      Total operating revenues:	    20,656	       -0-

EXPENSES:
    General and administrative	    45,700	     57,342

      Total operating expenses:	    45,701	     57,342

INCOME (LOSS) FROM OPERATIONS:	   (25,044)	    (57,342)

OTHER INCOME:
    Interest Income				    19,666	     18,731
      Total other income			    19,666	     18,731

NET INCOME:					$   (5,379)	   $(38,611)


WEIGHTED AVERAGED NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING:					 8,092,136	  7,952,136

EARNINGS PER COMMON SHARE:		$ (.001)		   $ (.005)

                   ADVANCED TOBACCO PRODUCTS, INC.
               dba ADVANCED THERAPEUTIC PRODUCTS, INC.
                       STATEMENT OF CASH FLOWS

									  (Unaudited)
							    Three Months Ended September 30
							        1997		  1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss):			   $  (5,379)	   $  (38,611)
  Adjustments to reconcile net income
   (loss) to net cash:
   Amortization				       1,670	        1,670
   Accounts receivable			      79,539	         -0-
   Accrued royalty				     (22,500)	         -0-
  Accounts payable and accrued
    liabilities				       8,480 	       29,912

   Net cash provided by operations:	 61,810	       (7,029)

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenses of license agreements  (2,175)	         (381)

   Net cash provided by investments:     (2,175)	         (381)

NET INCREASE  (DECREASE) IN CASH:        59,636	       (7,410)

CASH & INVESTMENTS AT BEGINNING
   OF PERIOD:					   1,361,875       1,330,189

CASH & INVESTMENTS AT END
   OF PERIOD:					  $1,421,510	   $1,322,779

NOTES TO FINANCIAL STATEMENTS

	The condensed financial statements included herein were prepared by the Company without audit.  Certain information and footnote disclosures normally included in financial statements have been omitted.  The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of
 June 30, 1997.


Item 2:	Managements Discussion and Analysis of Financial
		Condition and Results of Operation


RESULTS OF OPERATIONS

	In 1987, the Company sold nicotine technology and related assets to what is now known as Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"), a worldwide pharmaceutical company that manufacturers the Nicorette Chewing/Gum, the Nicorette/Nicotrol Patch, the Nicorette/Nicotrol Nasal Spray and the
 Nicorette/Nicotrol Inhaler.

	Based upon the nicotine technology acquired from the Company, Pharmacia & Upjohn developed the Nicorette/Nicotrol Inhaler for use in the nicotine replacement therapy ("NRT") market. ATP receives product payments of 3% of sales of the Inhaler to wholesale distributors (see paragraph below).
 Pharmacia & Upjohn launched the Inhaler commercially in Denmark in September 1996, in Sweden in December 1996, in Italy in February 1997, in the
 Netherlands in July, 1997, and in Austria in September, 1997, under the trade name of the Nicorette Inhaler. Additional worldwide launches are planned by Pharmacia & Upjohn to occur as regulatory approvals are granted. Applications for regulatory approvals are pending in ten countries, including the United Kingdom.

	The Inhaler was recently approved for sale as a prescription product by the
 United States Food and Drug Administration, and the Company anticipates that the Inhaler will be initially offered in the U.S. in the first half of 1998 as the Nicotrol Inhaler by McNeil Consumer Products, a Johnson & Johnson
 company.  The U.S. represents approximately 50% of the world NRT market.

	The Inhaler is the only NRT product to help smokers quit by addressing the hand-to-mouth motions of smokers, as well as providing a sensation in the back of the throat similar to the feeling of inhaling smoke.

	In September 1992, the Company obtained an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University. In February 1993, the Company filed a patent application covering this technology resulting in the issuance of a U.S. patent in 1995. Additional
 U.S. and foreign patent applications are pending. The Company believes that a dry powder nicotine inhaler has the potential to be a future generation
 NRT product. The Company is continuing to seek a strategic partner to develop this technology.

	Effective as of October 1993, the Company has an agreement with Pharmacia &
 Upjohn under which, among other matters, the Company has the right to receive a royalty equal to .1% of net revenues received by Pharmacia &
 Upjohn from the sale of any product using a nicotine impermeable copolymer technology covered by, and subsequent to, the issuance of a patent in
 March 1996.  Under the terms of the agreement, the Company now receives royalties from the sales of the Nicorette/Nicotrol patch by Pharmacia &
 Upjohn.

	The Company has the right to receive royalty payments from Pharmacia & Upjohn with respect to the Nicorette/Nicotrol Inhaler of three percent (3%) of Net Sales (defined generally as sales by Pharmacia & Upjohn and McNeil Consumer Products to wholesale distributors) payable on a country by country basis for the greater of 10 years following the date of the first commercial sales or the expiration of all issued patents (latest patent issued
 3/26/96). There are royalty limitations in the event of the sale of a nicotine vapor product competitive with the Nicorette/Nicotrol Inhaler. Royalty payments in excess of $1,000,000 per year are to be reduced by fifty percent (50%) until the aggregate of such reductions equal the sum of $4,400,000.

LIQUIDITY AND CAPITAL RESOURCES

	Cash resources, including investments, available on September 30, 1997, were approximately $1,430,000 as compared to approximately $1,323,000 for September 30, 1996.


COMPARISON OF SELECTED FINANCIAL DATA

	Operating Revenues for the three month period ended September 30, 1997, increased to $20,656, as compared to $-0- for the three month period ended September 30, 1996. This increase is due to the recognition of income from the Inhaler and the nicotine impermeable copolymer technology.

	Interest income for the three-month period ended September 30, 1997, increased to $19,666 as compared to $18,731 for the three-month period ended September 30, 1996. This increase is primarily due to an increase in cash resources and investments.

	Net income for the three-month period ended September 30, 1997, increased to a net loss of $5,379 as compared to a net loss of $38,611 for the three-month period ended September 30, 1996. This increase is primarily due to the recognition of royalty income from the Inhaler and the nicotine impermeable copolymer technology. The company understands that European sales increased during the reporting quarter; however, royalty income was lower than the proceeding quarter due to a reduction in inventory stocking of distributors and retailers.

	General and administrative expenses for the three-month period ended September 30, 1997, decreased to $45,701 as compared to $57,342 for the three-month period ended September 30, 1996. This decrease is primarily due to absence in the first quarter of 1997 of a one-time bonus awarded in the first quarter of 1996 to a consultant and a Director of the Company.

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					ADVANCED TOBACCO PRODUCTS, INC.
						(Registrant)


Dated:  November 14, 1997
					By: /s/ J. W. Linehan
						J. W. Linehan, Chief
						Executive Officer and
						Chief Accounting Officer





ABB0F4BB