Form 10-Q/A
period 1997-09-30
ADVANCED TOBACCO PRODUCTS INC
filed 1997-12-09
CIK 737717

FORM 10-Q/A

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	AMENDMENT #1
For the quarterly period ended September 30, 1997

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

                           8,092,136 as of October 31, 1997


PART II - OTHER INFORMATION

Item 1:	Legal Proceedings.

		None

Item 2:	Changes in Securities and Use of Proceeds.

		None

Item 3:	Defaults Upon Senior Securities.

		None

Item 4:	Submission of Matters to a Vote of Security Holders.

		None

Item 5:	Other Information.

		This Form 10-Q/A is being filed to reflect the information contained in
 Part II - OTHER INFORMATION, which was inadvertently left off of the
 Registrant's Form 10-Q for the quarterly period ended September 30, 1997.

Item 6:	Exhibits and Reports on Form 8-K.

		None


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					ADVANCED TOBACCO PRODUCTS, INC.
						(Registrant)

Dated:  December 9, 1997
					By: /s/ J. W. Linehan
						J. W. Linehan, Chief
						Executive Officer and
						Chief Accounting Officer
ABB0F602