Form 10-Q
period 1997-12-31
ADVANCED TOBACCO PRODUCTS INC
filed 1998-02-13
CIK 737717

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

                8,092,136 as of December 31, 1997




							PART I - FINANCIAL INFORMATION

							Item 1:  Financial Statements


ADVANCED TOBACCO PRODUCTS, INC.
								dba ADVANCED THERAPEUTIC PRODUCTS, INC.
BALANCE SHEETS


							 (Unaudited)		 (Audited)
							 December 31		  June 30
							    1997			   1997

ASSETS:

CURRENT ASSETS:
    Cash & cash equivalents		$    39,753  		$    38,877
    Investments                  471,495        454,428
    Accounts Receivable          125,000         79,539

        Total current assets:    636,248  		    572,844

LICENSE AGREEMENTS, Net:  			    159,435  		    159,074

INVESTMENTS:            					    893,500  		    868,570

          TOTAL ASSETS:   			$ 1,689,183  		$ 1,600,488

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
    Accounts payable      			$     5,804  		$     6,760

          TOTAL LIABILITIES:   			 5,804  		      6,760

SHAREHOLDER'S EQUITY:
    Common stock - authorized, 30,000,000
      shares of $.01 par value; 8,092,136
      shares outstanding as of December
      31, 1997, and June 30, 1997,
      respectively	        			    80,922       		80,922
Additional paid-in-capital    12,544,878     12,544,878
Accumulated deficit          (10,942,421)   (11,032,072)

   TOTAL STOCKHOLDERS' EQUITY: 1,683,379  	   1,593,728

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY:	    $ 1,689,183  	$ 1,600,488







ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF INCOME (LOSS)


                           						     		 (Unaudited)
						                               Three Months Ended December 31
						                                  		1997      		   1996

REVENUES:
  Royalty Income, Net	  		            $ 102,500	       $  78,200
        Total operating revenues:       102,500           78,200


EXPENSES:
  General and Administrative	          		26,158	          30,177
        Total operating expenses:	       26,158 	         30,177


INCOME FROM OPERATIONS:		              		76,342       	   48,023


OTHER INCOME:
  Interest Income	                   				18,687	          21,786
             Total other income:       		18,687	          21,786


NET INCOME:		                    			  $  95,029       	$  69,809


WEIGHTED AVERAGED NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING:    	  8,092,136       	8,069,310

EARNINGS PER COMMON SHARE:	          	$    .012       	$  .01

                                     								  (Unaudited)
                                 							Six Months Ended December 31
                                  							    1997		        1996

REVENUES:
  Royalty Income, Net		               	  $ 123,156      	$  78,200
       Total operating revenues:	          123,156      	   78,200


EXPENSES:
  General and Administrative             			71,859      	   87,519
       Total operating expenses:	          	71,859 	        87,519


INCOME (LOSS) FROM OPERATIONS:	            	51,297      	   (9,319)


OTHER INCOME:
  Interest Income		                      			38,353      	   40,516
       Total other income:		                38,353      	   40,516


NET INCOME:	                       				  $  89,650      	$  31,197


WEIGHTED AVERAGED NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING:        	  8,092,136      	8,010,723


EARNINGS PER COMMON SHARE:            		$   .011         $  .004









ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF CASH FLOWS


                                         								  (Unaudited)
                                     							Six Months Ended December 31
                                         								1997	          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income:					                          $   89,650      $   31,197
  Adjustments to reconcile net income
	to net cash:
    Amortization					                            3,340        	  3,340
    Accounts receivable			                     (45,460)	       (76,934)
    Accounts payable and accrued liabilities		    (956)         30,790

    Net cash provided (used) by	operations: 		  46,574        	(11,607)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenses of license	agreements			 		  (3,701)	        (4,653)

    Net cash provided (used)	by investments:    (3,701)         (4,653)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of Stock Options	              	       -0-           17,500

    Net cash provided by	financing:               -0-           17,500


NET INCREASE IN CASH:		                         42,873        	  1,240


CASH & INVESTMENTS AT BEGINNING
	OF PERIOD:			                          	    1,361,875       1,330,189


CASH & INVESTMENTS AT END
	OF PERIOD:                      			      $  1,404,748     $ 1,331,429


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
		Condition and Results of Operation


RESULTS OF OPERATIONS

	In 1987, the Company sold patented nicotine technology and related assets to what is now Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"), a worldwide pharmaceutical company that manufacturers the Nicorette Chewing/Gum, the
 Nicorette/Nicotrol Patch, the Nicorette/Nicotrol Nasal Spray and the
 Nicorette/Nicotrol Inhaler.

	Based upon the nicotine technology acquired from the Company, Pharmacia & Upjohn developed the Nicorette/Nicotrol Inhaler for use in the nicotine replacement therapy ("NRT") market. ATP receives product payments of 3% of sales of the Inhaler to wholesale distributors (see paragraph below).
 Pharmacia & Upjohn launched the Inhaler commercially in Denmark in September 1996, in Sweden in December 1996, in Italy in February 1997, in the
 Netherlands in July 1997, in Austria in September 1997, and in the United Kingdom in December 1997, under the trade name Nicorette Inhaler.
 Additional worldwide launches are planned by Pharmacia & Upjohn to occur as regulatory approvals are granted.

	The Inhaler was recently approved for sale as a prescription product by the
 United States Food and Drug Administration, and the Company anticipates that the Inhaler will be initially offered in the U.S. in the first half of 1998 as the Nicotrol Inhaler by McNeil Consumer Products, a Johnson & Johnson
 company.  The U.S. represents approximately 50% of the world NRT market.

	The Inhaler is the first and only form of nicotine replacement therapy designed to help control a smoker's cravings for cigarettes and provide a key behavioral component of smoking--the hand-to-mouth ritual.

	The Inhaler consists of a mouthpiece and a cartridge containing nicotine. The smoker puffs on the mouthpiece to inhale the nicotine which is then absorbed through the lining of the mouth. The Inhaler does not contain any of the harmful substances such as tar and carbon monoxide found in tobacco smoke which cause smoking related diseases like lung cancer. It provides about 30% of the nicotine a smoker gets from cigarettes. The Inhaler is recommended by Pharmacia & Upjohn for smokers who show a high behavioral dependence and smoke twenty or less cigarettes per day.

	In September 1992, the Company obtained an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University. In February 1993, the Company filed a patent application covering this technology resulting in the issuance of U.S. patents in 1995 and in 1997. Additional U.S. and foreign patent applications are pending. The Company believes that a dry powder nicotine inhaler has the potential to be a future generation NRT product. The Company is continuing to seek a strategic partner to develop this technology.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash resources, including investments, available on December 31, 1997, were approximately $1,404,000, as compared to approximately $1,330,000 for December 31, 1996.


COMPARISON OF SELECTED FINANCIAL DATA

Operating Revenues for the six month period ended December 31, 1997, increased to $123,156, as compared to $78,200 for the six month period ended December 31, 1996. This increase is due to an increase in product payments from Pharmacia & Upjohn as the Inhaler continues to be launched worldwide.

Interest income for the six-month period ended December 31, 1997, decreased to $38,353, as compared to $40,516 for the six-month period ended December 31, 1996. This decrease is primarily due to minor interest fluctuations.

Net income for the six-month period ended December 31, 1997, increased to $89,650, as compared to $31,197 for the six-month period ended December 31, 1996. This increase is due to an increase in product payments from Pharmacia & Upjohn as the Inhaler continues to be launched worldwide.

General and administrative expenses for the six-month period ended December 31, 1997, decreased to $71,859, as compared to $87,519 for the six-month period ended December 31, 1996. This decrease is primarily due to absence in the first quarter of 1997 of a one-time bonus awarded in the first quarter of 1996 to a consultant and a Director of the Company.



PART II - OTHER INFORMATION

Item 1:	Legal Proceedings.

		None

Item 2:	Changes in Securities and Use of Proceeds.

		None

Item 3:	Defaults Upon Senior Securities.

		None

Item 4:	Submission of Matters to a Vote of Security Holders.

		None

Item 5:	Other Information.

		None

Item 6:	Exhibits and Reports on Form 8-K.

		None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            					ADVANCED TOBACCO PRODUCTS, INC.
						                                  (Registrant)

Dated:  February 12, 1998

                            					By: /s/ J. W. Linehan
						                              J. W. Linehan, Chief
                              						Executive Officer and
                              						Chief Accounting Officer





ABB0F8EF