Form 10-Q
period 1998-03-31
ADVANCED TOBACCO PRODUCTS INC
filed 1998-05-14
CIK 737717

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 	N/A   to  N/A
Commission file number 0-12984

ADVANCED TOBACCO PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

	TEXAS								74-2285214
(State or other jurisdiction				(I.R.S. Employer
of incorporation or organization)			 Identification No.)

16607 Blanco Road, Suite 1504, San Antonio, Texas 78232
(Address of principal executive offices)(Zip Code)

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

8,092,136 as of March 31, 1998



ADVANCED TOBACCO PRODUCTS, INC.	                   		PART I - FINANCIAL
dba ADVANCED THERAPEUTIC PRODUCTS, INC.              			    INFORMATION
BALANCE SHEETS		                                     Item 1:  Financial
			                                                          Statements


                                        							(Unaudited)		 (Audited)
							                                           March 31		  June 30
                                            								1998			    1997

ASSETS:

CURRENT ASSETS:
    Cash & cash equivalents  	               	$   144,024  		$   38,877
    Investments				                               483,103  		   454,428
    Accounts Receivable	    		                    	   538	  	    79,539
    Accrued Receivable			                         153,000     			 -0-

          Total current assets:	                  780,665       572,844

LICENSE AGREEMENTS, Net:		                   	    161,285	  	   159,074

INVESTMENTS:					                                 900,046	  	   868,570

          TOTAL ASSETS:	                    		$ 1,841,996   $ 1,600,488

LIABILITIES AND SHAREHOLDERS'
	EQUITY:

LIABILITIES:
    Accounts payable	                       		$    10,071		$    6,760

          TOTAL LIABILITIES:		                    	10,071    			6,760

SHAREHOLDER'S EQUITY:
    Common stock - authorized,
    30,000,000 shares of $.01
    par value; 8,092,136 shares
    outstanding as of March 31,
    1998, and June 30, 1997,
    respectively	                             				80,922  		   80,922
   Additional paid-in-capital	                12,544,878	  12,544,878
   Accumulated deficit                       (10,793,875) (11,032,072)

    TOTAL STOCKHOLDERS' EQUITY:	               1,831,925  		1,593,728

    TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY:	                  $ 1,841,996  $ 1,600,488



ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF INCOME

                                                 			      (Unaudited)
	                                              		Three Months Ended March 31
			                                                      1998	      1997

REVENUES:
	Royalty Income, Net	                                 $ 162,385   $ 57,000
		Total operating revenue:                           	  162,385     57,000

EXPENSES:
	General and Administrative	                             32,926     27,018
		Total expenses:	                                       32,926     27,018

INCOME FROM OPERATIONS:	                                129,459     29,982

OTHER INCOME:
	Interest Income	                                        19,058     17,791
		Total other income:	                                   19,058     17,791

NET INCOME:                                          	$ 148,544   $ 47,773

WEIGHTED AVERAGED NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING:                      	8,092,136  8,092,136

EARNINGS PER COMMON SHARE:                           	$     .02 $    NIL


                                                  			     (Unaudited)
                                                			Nine Months Ended March 31
			                                                      1998      	1997

REVENUES:
	Royalty Income, Net	                                 $ 285,541    135,200
		Total operating revenue:	                             285,541    135,200

EXPENSES:
	General and Administrative	                            104,783    114,537
		Total expenses:	                                      104,783    114,537

INCOME FROM OPERATIONS:	                                180,758     20,663

OTHER INCOME:
	Interest Income	                                        57,438     58,308
		Total other income:	                                   57,438     58,308

NET INCOME:                                          	$ 238,196   $ 78,971

WEIGHTED AVERAGED NUMBER OF SHARES
	OF COMMON STOCK OUTSTANDING:                         8,092,136  8,192,136

EARNINGS PER COMMON SHARE:	                           $     .03  $     .01



ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF CASH FLOWS


                                                			      (Unaudited)
                                                			Nine Months Ended March 31
                                              			     1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income:	                                      $ 238,196      $ 78,971
	Adjustments to reconcile net
	  income to net cash:
		Amortization	                                        5,010         5,010
		Accounts receivable	                                79,001          (539)
		Accrued receivable	                               (153,000)      (57,000)
		Accounts payable and
		   accrued liabilities                          	    3,312         7,029

	Net cash provided by operations:	                   172,519        33,471

CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital expenses of license
	   agreements	                                       (7,221)       (7,875)

	Net cash provided (used) by
	   investments:	                                     (7,221)       (7,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
	Exercise of Stock Option	                               -0-        17,500

	Net cash provided by financing:	                        -0-        17,500

NET INCREASE IN CASH:	                               165,298        43,096

CASH & INVESTMENTS AT BEGINNING
	OF PERIOD:                                        1,361,875     1,330,189

CASH & INVESTMENTS AT END
	OF PERIOD:                                       $1,527,173    $1,373,285



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
	Condition and Results of Operation


RESULTS OF OPERATIONS

	In 1987, the Company sold patented nicotine technology, which forms the basis of the Nicorette/Nicotrol Inhaler, to what is now Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn")in exchange for product payments. For European sales, the product payment is 3% of Pharmacia & Upjohn's net sales to pharmacy distributors. For the U.S., Pharmacia & Upjohn is paying 9.9% of net sales to McNeil Consumer Products, a Johnson & Johnson Company, who then markets the Nicotrol Inhaler to pharmacies. Product payments are payable on a country by country basis for the greater of 10 years following the date of the first commercial sales or the expiration of all issued patents
 (latest patent issued 3/26/96). There are limitations in the event of the sale of a nicotine vapor product competitive with the Nicorette/Nicotrol Inhaler. Payments in excess of $1,000,000 per year are to be reduced by fifty percent (50%) until the aggregate of such reductions equal the sum of $4,400,000.

 In the U.S., the Nicotrol Inhaler is currently available as a prescription product in the Houston, Baltimore and Washington, DC, areas. ATP expects profits to substantially increase for the quarter ending June 30, 1998, as McNeil prepares for the U.S. nationwide launch of the Nicotrol Inhaler later this year since the U.S. represents approximately 50% of the world nicotine replacement therapy ("NRT") market.

 Launched in Europe in late 1996 as the Nicorette Inhaler, the product is available in Austria, Belgium, Denmark, Iceland, Italy, the Netherlands, Sweden and the United Kingdom, primarily as an over-the-counter product.

	The Nicorette/Nicotrol Inhaler is the first and only form of nicotine replacement therapy designed to help control a smoker's cravings for cigarettes and provide a key behavioral component of smoking--the hand-to-mouth ritual.


	The Nicorette/Nicotrol Inhaler consists of a mouthpiece and a cartridge containing nicotine. The smoker puffs on the mouthpiece to inhale the nicotine which is then absorbed through the lining of the mouth.
 The Nicorette/Nicotrol Inhaler provides about 30% of the nicotine a smoker gets from cigarettes but does not contain any of the harmful substances like tar and carbon monoxide found in tobacco smoke which cause smoking related
 diseases like lung cancer.   The Nicorette/Nicotrol Inhaler is recommended
 by Pharmacia & Upjohn for smokers who show a high behavioral dependence and smoke twenty or less cigarettes per day.

	In September 1992, the Company obtained an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University. In February 1993, the Company filed a patent application covering this technology resulting in the issuance of U.S. patents in 1995, 1997 and in 1998. Additional U.S. and foreign patent applications are pending. The
 Company believes that a dry powder nicotine inhaler has the potential to be a future generation NRT product. The Company is continuing to seek a strategic partner to develop this technology.

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


LIQUIDITY AND CAPITAL RESOURCES

	Cash resources, including investments, available on March 31, 1998, were approximately $1,527,000, as compared to approximately $1,373,000 for March 31, 1997.


COMPARISON OF SELECTED FINANCIAL DATA

	Operating revenues for the nine-month period ending March 31, 1998, increased to $285,541, as compared to $135,200 for the nine month period ending March 31, 1997. This increase is due to an increase in product payments from Pharmacia & Upjohn as the Nicorette/Nicotrol Inhaler continues to be launched in additional markets.

	Interest income for the nine-month period ending March 31, 1998, decreased to $57,438, as compared to $58,308 for the nine-month period ending
 March 31, 1997. This decrease is primarily due to minor interest rate fluctuations.

	Net income for the nine-month period ending March 31, 1998, increased to $238,196, as compared to $78,971 for the nine-month period ending
 March 31, 1997. This increase is due to an increase in product payments from Pharmacia & Upjohn as the Inhaler continues to be launched in additional markets.

	General and administrative expenses for the nine-month period ending March 31, 1998, decreased to $104,783, as compared to $114,537 for the nine-month period ending March 31, 1997. This decrease is primarily due to absence in the first quarter of 1998 of a one-time bonus awarded in the first quarter of 1997 to a consultant and a Director of the Company.


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


                                					ADVANCED TOBACCO PRODUCTS, INC.
				                                       		(Registrant)

Dated:  May 11, 1998

                                  					By:/s/ J. W. Linehan
                                    						J. W. Linehan, Chief
                                    						Executive Officer and
                                    						Chief Accounting Officer