Form 10-K
period 1998-06-30
ADVANCED TOBACCO PRODUCTS INC
filed 1998-09-29
CIK 737717

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended June 30, 1998

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

     Indicate by check mark if disclosure or delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]

     As of August 31, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $10,000,000.

     As of August 31, 1998, the number of outstanding shares of Common Stock, $0.01 par value, of the registrant was 8,092,136.

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

     Based upon the nicotine technology acquired from the Company, Pharmacia & Upjohn developed the Nicotrol/Nicorette Inhaler (the Inhaler)for use in the nicotine replacement therapy ("NRT") market. ATP receives product payments from Pharmacia & Upjohn equal to 3% of its net sales of the Inhaler to pharmacy distributors in Europe. Product payments from the sales of the Inhaler in the U.
S. are 9.9% of Pharmacia & Upjohns net sales to McNeil Consumer Products Company (McNeil), a Johnson & Johnson Company, who then markets the Inhaler to pharmacies. See Pharmacia & Upjohn Technology Purchase Agreement.

     In early September l998, McNeil launched the Inhaler nationwide in the U.S. as a prescription product after an initial introduction earlier in 1998 in Houston, Baltimore and Washington, D.C. The U.S. represents almost 50% of the worldwide
NRT market.

     Since September 1996, Pharmacia & Upjohn has introduced the Inhaler in Denmark, Sweden, Italy, Austria, The Netherlands, Belgium, Finland, Iceland, Gibralter and the United Kingdom. The Inhaler is sold as an over-the-counter product in most of these European countries. The Company understands that additional country launches are planned by Pharmacia & Upjohn to occur as regulatory approvals are granted.

     The Inhaler is the first and only form of NRT designed to help control a smokers cravings for cigarettes and provide a key behavioral component of smoking--the hand-to-mouth ritual. The Inhaler consists of a mouthpiece and a cartridge containing nicotine. The user puffs on the mouthpiece to inhale the nicotine which is then absorbed through the lining of the mouth. The Inhaler provides 30% of the nicotine a smoker gets from cigarettes. It does not contain any of the harmful substances like tar and carbon monoxide found in tobacco smoke which cause smoking related diseases like lung cancer.

Current Operations

     In September 1992, the Company obtained an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University. The Company has obtained three patents covering this technology. The Company believes that a dry powder nicotine inhaler has the potential to be a future generation NRT. The Company is continuing to seek a strategic partner to develop this technology.

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

Pharmacia & Upjohn Technology Purchase Agreement

     The Company has the right to receive royalty payments from Pharmacia & Upjohn with respect to the Inhaler as follows:

          Royalty payments of three percent (3%) of Net Sales (generally, sales by Pharmacia & Upjohn to wholesale distributors) payable on a country by country basis for the greater of 10 years following the date of the first commercial sales or the expiration of all issued patents enforceable in such countries. If the Net Sales to wholesale distributors cannot be obtained or is not disclosed, as is the case with regard to McNeil, Net Sales are determined by multiplying the net sales of Pharmacia & Upjohn to McNeil by
      3.3 (in effect, 9.9% of Pharmacia & Upjohns sales to
      McNeil). There are royalty limitations in the event of the sale of a nicotine vapor product competitive with the Inhaler.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE


                                  Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
HOLDER MATTERS

     a)     Market Information

     The Common Stock trades in the over-the-counter market through the OTC Bulletin Board quotation system under the symbol AVTH.
The Companys website is at
http://www/prnewswire.com/comp/117857.html. The following table sets forth the high and low bid price of the Company's Common Stock reported for the fiscal periods indicated. Bid prices represent prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

           FIRST          SECOND           THIRD        FOURTH
          QUARTER        QUARTER          QUARTER       QUARTER

        1997   1998    1997   1998       1997   1998   1997    1998

HIGH    .69   1.00     1.03   .91        1.13    .94   1.00    2.63

LOW     .30    .69      .30   .75         .75    .75    .69     .75


     b)     Holders

          There were approximately 1875 shareholders of record of the Company's Common Stock at June 30, 1998.

     c)     Dividends

          On September 21, 1998, the Company declared its initial dividend of $.07 per share payable on January 6, 1999, to shareholders of record as of October 30, 1998. The Company anticipates declaring and paying dividends from time to time while substantial royalty revenues are received from the sale of products under the Company's agreements with Pharmacia & Upjohn.


ITEM 6  SELECTED FINANCIAL DATA

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


                                              Year Ended June 30
                            1994      1995      1996     1997         1998


Revenues                $   39,733   $        $        $  157,200  $  516,600
Net Income (loss)       $  (66,675)  $  (3,061)$ (14,957)$   94,758  $  467,121
Net Income (loss) per
 share of common stock     $(.008)     $(.001)   $(.002)     $.01       $.06
Net Income (loss) per
 share of common stock
  assuming dilution       $(.008)     $(.001)   $(.002)     $.01       $.06
Weighted average number
 of shares of common
 stock outstanding       7,848,424   7,792,136   7,831,588  8,051,094 8,092,136
Weighted average number
 of shares of common
 stock outstanding
 assuming dilution       7,848,424   7,792,136   7,831,588  8,168,504  8,205,502
Cash provided by (used
 in) operations       $    308,340  $  (62,048) $  (98,664) $ (51,211)$   93,005
Increase (decrease)
 in cash and cash
 equivalents          $    (760,325)$ (217,069) $   (1,472) $ (46,041)$   52,554
Balance sheet data at
 end of indicated
 periods  working
 capital              $    515,679  $  384,314  $  318,824  $  566,084$  939,872
Total assets          $  1,480,861  $1,495,268  $1,484,998  $1,600,488$2,063,651
+Total shareholder's
 equity               $  1,479,488  $1,476,427  $1,481,470  $1,593,728$2,060,849


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     a)     Results of Operations

For fiscal 1998, operating revenues were $516,600 from the recognition of income from sales of the Nicotrol/Nicorette
Inhaler and the Nicotrol/Nicorette Patch by Pharmacia & Upjohn, compared to operating revenues of $157,200 from such sources in 1997. There were no operating revenues in fiscal 1996, although the Company had $76,889 of interest income.

General and administrative expenses were $91,846, $141,176 and $126,796 in fiscal 1996, 1997, and 1998, respectively. Expenses were greater in 1997 and 1998 compared to 1996 primarily due to the costs associated with press releases and mailings to shareholders as a result of the Inhaler marketing introduction and to the award of a one-time bonus in the amount of $17,500 to a consultant and a Director of the Company in 1997.

Income from operations in fiscal 1998 increased to $389,804 from $16,024 in 1997 primarily due to the increase of income recognized from the sales of the Inhaler and the Nicotrol/Nicorette Patch by Pharmacia & Upjohn. The Company's net income for fiscal 1998 was $467,121 with the addition of $77,317 in interest income to the operating income. Losses from operations in fiscal 1996 were $91,846, primarily due to the lack of operating revenues; however, the Company's net losses for fiscal 1996 were only $14,957, primarily due to the receipt of $76,889 in interest income.

     b)     Liquidity and Capital Resources

     Cash and investments available on June 30, 1997, were approximately $1,520,000. The Company believes that its cash and investment resources are sufficient to meet its foreseeable needs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and other matters required by this Item 8 are included on Pages F-1 and following.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None
                                   Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Mr. James E. Turner, age 49, has been a Director of the Company since November 1986 and a consultant to the Company since its inception. Mr. Turner was one of the founders and the Business Manager of NCC Group, Ltd., a research and development limited partnership which was a predecessor of the Company.
Mr. Turner is also a consultant to Pharmacia & Upjohn.

     Mr. J. H. Uptmore, age 67, has been a Director of the Company since August 1987. Mr. Uptmore has been the President and Chairman of the Board of J. H. Uptmore & Associates, Inc., a construction contracting and development company, since 1974.

     Mr. J. W. Linehan, age 55, has been Director of the
Company since June 1991 and President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company since July 1, 1990. Since August 1, 1995, Mr. Linehan has been President and Chief Executive Officer of Linehan Engineering, Inc., an independent engineering company wholly owned by him. Mr. Linehan was a Vice President, a director and a principal shareholder of GE Reaves Engineering, Inc., an engineering and consulting company, from May 1990 through July 31, 1995. Mr. Linehan was a Vice President, Chief Financial Officer, Secretary, a director and a principal shareholder of NET FONE, INC., an alternative long distance telephone company, from April 1991, and President from June 1993, to May 1994. Mr. Linehan's prior experience also includes Owner and Chief Operating Officer of Texas Trunk Co., Inc., a military hardware manufacturer, a consultant at Arthur Andersen LLP, a public accounting and consulting firm, and President of BIOGLAS Corporation, a manufacturer of support material for the biotechnology industry.

     Ms. Brenda Ray, age 49, has been a Director of the Company since March 1989. Ms. Ray assisted in the original research and development of the Company's nicotine vapor inhalation technology. She is a consultant and has been President of Brenda Ray, Inc. since 1985.

     Mr. David A. Monroe, age 45, has been a Director of the Company since March 1989. Mr. Monroe has been President and CEO of PTEL Corporation and is General Manager of the Photo Telesis
Division of Raytheon TI Systems, Inc., formerly PhotoTelesis
Corporation, a government electronics manufacturing company.
Mr. Monroe's prior experience includes Founder & Chief Technical
Officer of Image Data Corporation, a communications technology company, and Vice-President of Research & Development and Vice-President,
 Product
Line Manager, at Datapoint Corporation, a computer equipment manufacturer.

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

Compensation Pursuant to Plans

Nonqualified Stock Options

The Company has a nonqualified stock option plan authorizing the granting by the board of directors of stock options covering common stock to directors, officers, key management employees, independent contractors providing services to the Company or consultants to the Company. The exercise price per share cannot be less than 100 percent (or 110 percent in the case of options granted to holders of 10 percent or more of the then outstanding common stock) of the fair market value of the Company's common stock as determined by the board of directors on the date the options are granted, and the exercise period for the options cannot exceed 10 years from the date the options are granted. The options are immediately exercisable. Options are not transferable except by will or the laws of descent or distribution, and options expire within one year following termination of association with the Company. The aggregate number of options outstanding as of June 30, 1997, and 1998, was 200,000, all exercisable at $.4375.

Summary of Option Transactions

     The following table sets forth as to the directors of the Company the stock options outstanding during fiscal 1998. No options were exercised during 1998.

                     Aggregated Options Exercised in Last
              Fiscal Year and Fiscal Year End Stock Option Values

                               Number of
                              Unexercised
              Shares          Stock Options      Value of
              Acquired or     at FY-End (All     Unexercised     Expiration
Name          Exercised       Exercisable)       Stock Options*    Date

J. H. Uptmore     None           100,000         $125,000         9/27/00
D. A. Monroe      None           100,000         $125,000         9/27/00

* all outstanding options held by Messrs. Uptmore and Monroe are exercisable at $.4375 per share. The market value of the Company's common stock at year end was $1.25.


ITEM 12.  COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information about the Directors of the Company, which includes all persons known by the Company to own more than 5% of the Common Stock as of August 31, 1998, and all officers and Directors of the Company as a group as of June 30, 1998. Except as indicated, the Company believes that each of the below named persons has sole voting and investment power with respect to the shares shown and owns the shares indicated beneficially and of record. All of the Common Stock held by the persons described in the following table is available for sale under Rule 144 of the Securities and Exchange Commission. During 1998 261,784 shares were sold by such persons or their affiliates pursuant to Rule 144.



                         Director          Number            Percent
Name                       Since          of Shares          of Class (1)

Brenda Ray (2)
12544 Judson Road
San Antonio, TX 78233     1989               1,455,964            17.99%


James E. Turner
307 Wayside Drive
San Antonio, TX 78213     1986                 370,221             4.58%

J. H. Uptmore (3)
P.O. Box 29389
San Antonio, TX 78229     1987                 196,921             1.20%

David A. Monroe (4)
7800 I.H. 10 W
San Antonio, TX 78230     1989                 147,229              .58%

J.W. Linehan
16607 Blanco Road
Suite 1504
San Antonio, TX 78232     1991                 101,000             1.25%

Officers and Directors
  as a Group (5 persons)                    2,271,335            25.60%
____________________

(1)     Excludes shares under options referred to in notes 3 and 4.

(2)     Includes 420,104 shares of Common Stock owned by the Jon
Phillip Ray Family Trust of which Brenda Ray is a beneficiary.

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

(4) Includes 100,000 shares of Common Stock underlying presently exercisable options held by Mr. Monroe. See "Compensation Pursuant to Plans."

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and any persons holding more than ten percent (10%) of the Company's Common Stock to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and to provide copies of such reports to the Company. Based upon the Company's review of copies of such reports received by the Company, the Company believes that during the year ended June 30, 1998, all Section 16(a) filing requirements were satisfied.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since August 1995, the Company has had an administrative services agreement with Linehan Engineering, Inc. (LEI), a related-party entity owned by the Company's president. In 1998, 1997 and 1996, the Company paid LEI $37,540, $39,450 and $28,050, respectively, for administrative services.

From July 1990 to July 1995, the Company had an administrative services agreement with GE Reaves Engineering, Inc. (GE Reaves), an entity related to the Company through the association of the Company's president. In 1996, the Company paid GE Reaves $3,100 for administrative services.

In June 1994, the Company entered into a consulting services agreement with James E. Turner (Turner) who is a director of the Company. In 1998, 1997 and 1996, the Company paid Turner -0-, $17,500 and $20,000, respectively, for consulting services.

In October 1996, the Company entered into a Consulting Services Agreement with Brenda Ray, Inc. ("Ray"), a related party entity owned by a director of the Company. In 1998 and 1997, the Company paid Ray $12,000 and $9,000, respectively, for consulting services.

                                    Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this Annual
Report on Form 10-K:

          1.Financial Statements and Independent Auditors' Report

               The financial statements and consent listed in the index to financial statements follows the signature page of this report.

           2.     Financial Statement Schedules

               The Company did not meet any of the requirements to
provide financial statement schedules for any of the fiscal years ended 1998,
 1997
or 1996.

          3.     Exhibits

               The exhibits listed on the index to exhibits follows the signature page of this report.

     (b) The Company has filed the following Current Reports on Form 8-K since the filing of the Company's last 10-K:

1. On September 17, 1998, the Company filed a Current Report on Form 8-K to disclose its intention to change its fiscal year end from June 30 to September 30 beginning the fiscal year ending September 30,
 1999.


SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas, as of September 28,
1998.

                                       ADVANCED TOBACCO PRODUCTS, INC.

Date:      September 28, 1998        By: /s/ J. W. Linehan
                                         J. W. Linehan, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer


SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: September 28, 1998          By:     /s/ J. W. Linehan
                                          J. W. Linehan, President,
                                          Chief Executive Officer,
                                          Chief Accounting Officer
                                          and Director



Date: September   , 1998          By:     _____________________________
                                        James E. Turner, Director


Date: September 28, 1998          By:    /s/ J H. Uptmore
                                         J. H. Uptmore, Director



Date: September 28, 1998          By:     /s/ Brenda Ray
                                         Brenda Ray, Director



Date: September   , 1998          By:     _______________________
                                   David A. Monroe, Director

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

                                                               Page

Index to Financial Statements                                   F-1

Financial Statements

 Report of Independent Public Accountants                       F-2

 Balance Sheets - - June 30, 1998 and 1997                      F-3

 Statements of Income (Loss) for the Years Ended
  June 30, 1998, 1997 and 1996                                  F-4

 Statements of Stockholders' Equity for the Years
  Ended June 30, 1998, 1997 and 1996                            F-5

 Statements of Cash Flows for the Years Ended
  June 30, 1998, 1997 and 1996                                  F-6

 Notes to Financial Statements                                  F-7



                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Advanced Tobacco Products, Inc.:

We have audited the accompanying balance sheets of Advanced Tobacco Products, Inc. (a Texas corporation), dba Advanced Therapeutic Products, Inc., as of June 30, 1998 and 1997, and the related statements of income (loss), stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Tobacco Products, Inc., as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


                                                       /s/ ARTHUR
ANDERSEN LLP


San Antonio, Texas
July 30, 1998


                    ADVANCED TOBACCO PRODUCTS, INC.
                dba ADVANCED THERAPEUTIC PRODUCTS, INC.
               BALANCE SHEETS - - JUNE 30, 1998, AND 1997

                                                    1998              1997
     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                    $     91,431       $    38,877
 Royalties receivable                              384,059            79,539
 Investments                                       467,184           454,428
     Total current assets                          942,674           572,844

LICENSE AGREEMENTS, less accumulated
 amortization of $38,645 and $31,965
 in 1998 and 1997, respectively                    159,986           159,074

INVESTMENTS                                        960,991           868,570
     Total assets                             $  2,063,651      $  1,600,488

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Accounts payable                             $      2,802      $      6,760
     Total liabilities                               2,802             6,760

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $100 par value;
  500,000 shares authorized; none issued            -                -
 Common stock, $.01 par value;
  30,000,000 shares authorized; 8,092,136
  shares issued and outstanding as of
  June 30, 1998, and 1997                          80,922            80,922
 Additional paid-in capital                    12,544,878        12,544,878
 Accumulated deficit                          (10,564,951)      (11,032,072)
     Total stockholders' equity                 2,060,849         1,593,728
     Total liabilities and stockholders'
      equity                                $   2,063,651     $   1,600,488

    The accompanying notes are an integral part of these financial statements.

                        ADVANCED TOBACCO PRODUCTS, INC.
                    dba ADVANCED THERAPEUTIC PRODUCTS, INC.
                          STATEMENTS OF INCOME (LOSS)
               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                          1998           1997           1996
REVENUES:
  Royalties                            $ 516,600      $ 157,200      $    -
        Total operating revenues         516,600      $ 157,200      $    -

EXPENSES:
  General and administrative           $ 126,796        141,176        91,846
        Total operating expenses         126,796        141,176        91,846

INCOME (LOSS) FROM OPERATIONS            389,804         16,024       (91,846)

OTHER INCOME (EXPENSES):
 Interest income                          77,317         78,734        76,889
        Total other income (expense)      77,317         78,734        76,889

INCOME (LOSS) BEFORE INCOME TAXES        467,121         94,758       (14,957)

NET INCOME (LOSS)                      $ 467,121      $  94,758      $ (14,957)

INCOME (LOSS) PER COMMON SHARE -
 BASIC AND ASSUMING DILUTION            $  .06         $  .01        $ (.002)

WEIGHTED AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING              8,092,136      8,051,094     7,831,588
WEIGHTED AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING  ASSUMING   8,205,502      8,168,504     7,831,588
 DILUTION

CASH DIVIDENDS DECLARED PER SHARE OF
 COMMON STOCK                          $   -          $   -         $   -


     The accompanying notes are an integral part of these financial statements.


ADVANCED TOBACCO PRODUCTS, INC.

dba ADVANCED THERAPEUTIC PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS  EQUITY

FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                                   Additional
                        Common Stock  Common Stock  Paid-In  Accumulated
                          Shares        Shares      Capital   Deficit   Total
BALANCE, June 30, 1995  7,792,136   $  77,922  $12,510,378(11,111,873)$1,476,427
 Net loss                   -             -           -           (14,957)
(14,957)
 Exercise of stock
   options                160,000        1,600        18,400         -
-

BALANCE, June 30, 1996  7,792,136  $  79,522  $12,528,778$(11,126,830)$1,481,470
 Net loss                   -             -           -      94,758     94,758
 Exercise of stock
   options                140,000      1,400     16,100         -       17,500

BALANCE, June 30, 1997  8,092,136  $  80,922  $12,544,878$(11,032,072)$1,593,728
 Net Income                 -             -         -        467,121    467,121

BALANCE, June 30, 1998  8,092,136  $  80,922  $12,544,878$(10,564,951)$2,060,849



The accompanying notes are an integral part of these financial statements.

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                               1998           1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                          $ 467,121     $  94,758   $ (14,957)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities-
    Amortization                                6,680         6,680     6,680
    Amortization of discount on investments   (72,318)      (76,342)    (75,074)
 Increase (decrease) in cash flows from
  changes in operating assets and
  liabilities-
    Royalties receivable                     (304,520)      (79,539)       -

    Accounts payable                           (3,958)        3,232     (15,313)
     Net cash provided by (used in)
      operating activities                     93,005       (51,211)    (98,664)

CASH FLOWS FROM INVESTMENTS ACTIVITIES:
 Purchase of license agreements and
  patent expenses                              (7,592)      (10,945)    (29,279)
 Purchase of investments                     (500,859)     (343,385)   (219,529)
 Sale of investments                      468,000       342,000      326,000
     Net cash provided by (used in)
      investing activities                (40,451)      (12,330)      77,192

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of stock options                    -          17,500       20,000
     Net cash provided by financing
      activities                              -          17,500       20,000

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      52,554       (46,041)      (1,472)

CASH AND CASH EQUIVALENTS,
 beginning of year                         38,877        84,918       86,390

CASH AND CASH EQUIVALENTS, end of year  $  91,431     $  38,877    $  84,918

The accompanying notes are an integral part of these financial statements.

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization and Basis of Presentation

     Advanced Tobacco Products, Inc., d/b/a Advanced Therapeutic Products, Inc. since 1992 (the Company), was formed in April 1983. Through September 1987, the Company was engaged in the manufacturing and marketing of a product based upon nicotine technology. In September 1987, the Company sold certain nicotine technology and related assets to Pharmacia & Upjohn, Inc. (Pharmacia & Upjohn), a worldwide pharmaceutical company, for $3.6 million and the right to future royalties.

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

     Income (Loss) Per Share

     In February 1997, the Financial Accounting Standards Board (the
FASB) issued Statement of Financial Accounting Standard (SFAS)
No. 128, Earnings per Share, superseding Accounting Principles
Board (APB) Opinion No. 15, Earnings per Share. This statement replaces primary earnings per share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for potentially dilutive securities is included in basic EPS. Fully diluted EPS, now called dilutive EPS, is still required. This statement changes or eliminates several other requirements of APB 15.


     A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income (loss) is as follows:






                                    Year Ended June 30

                  1998                 1997                1996
                            Per-                Per-                  Per-
                          Share                Share                Share
           Income  Shares Amount Income Shares Amount Loss  Shares  Amount

Net Income
 (loss)   $467,121               $94,758             $(14,957)

Basic earnings
 per share:
 Income (loss)
 available to
 common
 stock
 holders  $467,121 8,092,136$.06$94,758 8,051,094$.01$(14,957)7,831,588$(.002)

Effect of dilutive
securities:
Stock options   -    113,366       -      117,410           -      -

Diluted earnings
 per share:
 Income (loss)
 available to
 common stockholders
 plus assumed
 conver-
 sions  $467,121 8,205,502$.06$94,758 8,168,504$.01 $(14,957)7,831,588$(.002)




     Statements of Cash Flows

     For purposes of determining cash flows, the Company considers all investments with original maturities of less than three months to be cash equivalents. There were no amounts paid by the Company for interest or income taxes during the years ended June 30, 1998, 1997 and 1996.

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


2.     INVESTMENTS:

     The Companys investments consist of U.S. Treasury zero coupon bonds which were purchased at a discount from their face value. Investments are carried at amortized cost which as of June 30, 1998 and 1997, approximates fair value. The Company intends to hold all investments to their respective maturities which range from November 1998 to May 2001. Investments maturing within one year of the balance sheet date are classified as current assets while those investments maturing later than one year of the balance sheet date are classified as noncurrent assets in the accompanying balance sheets.

U.S. Treasury zero coupon bonds held at 1998 and 1997 were as follows:

                                       Gross
                                    Unrealized
                     Carry           Holding             Fair
                    Amount        (Gain) Loss           Value

1998:
  Current        $  467,184       $  (1,857)       $  469,041
  Long Term         960,991           2,489           958,502
                 $1,428,175       $     632        $1,427,543

1997:
  Current        $  454,428       $   1,836        $  452,592
  Long Term         868,570          10,565           858,005
                 $1,322,998       $  12,401        $1,310,597



3.     SALE OF ASSETS AND REVENUE RECOGNITION:

     The aggregate sales price of the Companys 1987 sale of assets consisted of $3,600,000 and the right to future royalties. Royalties from Pharmacia & Upjohn are based upon a percentage of any net sales of products (Products) which utilize the Company's assets sold to Pharmacia & Upjohn. For the year ended June 30, 1998, the Company earned royalties of $516,600 from the sale of such Products.

     The Companys revenues and royalties receivable are derived solely from Pharmacia & Upjohn. The Company believes its associated exposure to credit risk is minimal. No allowance for doubtful accounts is considered necessary as of June 30, 1998 or 1997.

4.     FEDERAL INCOME TAXES:

     As of June 30, 1998, the Company has remaining tax net operating loss, corporate capital loss and tax credit carryforwards of approximately $10 million, $23,800 and $102,000, respectively, which may be used to reduce taxes against future earnings. The net operating loss carryforwards expire between 2000 and 2005, corporate capital losses expire in 1999 while the tax credit carryforwards expire between 1999 and 2001. For financial reporting purposes, the Company has not recognized a deferred tax asset or liability resulting from temporary differences as the tax effects of such differences are immaterial.
     The tax effects of the various loss and credit carryforwards are as follows:

                                                   June 30

                                           1997               1998

Deferred income tas
 assets -
  Net operating loss
   carryforwards                      $ 3,410,000        $  3,570,000
  Corporate capital loss
   carryforward                            23,800              23,800
  Tax credit
   carryforwards                          102,000             102,000

  Total gross deferred
   tax assets                           3,535,800           3,695,800

  Less - Valuation
   allowance                           (3,535,800)         (3,695,800)

  Net deferred tax
   assets                            $     -             $    -


     As the Company has generated net operating losses in prior years, and there is no assurance of future income, a valuation allowance of $3,535,800 has been established at June 30, 1998. The Company will reevaluate the necessity for such valuation allowance in the future.

5.     NONQUALIFIED STOCK OPTION PLAN:

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair value based method of accounting for employee and nonemployee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their stock-based compensation arrangements. Under the fair value method, the compensation cost is based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably
measurable.   However, SFAS No. 123 allows entities to measure
compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to


     Employees (APB 25), provided that the necessary disclosures required by SFAS No. 123 are made. The Company has elected to continue to apply APB 25 in accounting for its stock option plan.

     The Company has a nonqualified stock option plan authorizing the granting by the board of directors of stock options to officers, key management employees, independent contractors providing services to the Company or consultants of the Company. The exercise price per share cannot be less than 100 percent (or 110 percent in the case of options granted to holders of 10 percent or more of the then outstanding common stock) of the fair market value of the Company's common stock on the date the options are granted, and the exercise period for the options cannot exceed 10 years from the date the options are granted. Options are immediately exercisable, are not transferable except by will or the laws of descent or distribution and expire within one year following termination of association with the Company. The aggregate number of options outstanding and exercisable at $.4375 per share which expire in September 2000 was 200,000 as of June 30, 1998 and 1997. The following table summarizes the activity in the Companys stock option plan for the years ended June 30, 1998, 1997 and 1996:

                             1998               1997                 1996

                              Weighted-          Weighted-          Weighted-
                               Average            Average            Average
                              Exercise           Exercise           Exercise
                    Shares     Price    Shares     Price   Shares     Price
Outstanding at
 beginning of
 period             200,000    $.4375   340,000   $.3088   300,000  $.1250
   Granted             -          -        -        -      200,000   .4375
   Exercised           -          -    (140,000)   .1250  (160,000)  .1250

Outstanding at
 end of period      200,000     .4375   200,000    .4375   340,000   .3088

Execrcisable at
 end of period      200,000     .4375   200,000    .4375   340,000   .3088




6.     RELATED-PARTY TRANSACTIONS:

     Since August 1995, the Company has had an administrative services agreement with Linehan Engineering, Inc. (LEI), a related-party entity owned by the Companys president. In 1998, 1997 and 1996, the Company paid LEI $37,540, $39,450 and $28,050, respectively, for administrative services.

     From July 1990 to July 1995, the Company had an administrative services agreement with GE Reaves Engineering, Inc. (GE Reaves), an entity related to the Company through the association of the Companys president. In 1996, the Company paid GE Reaves $3,100 for administrative services.

     In June 1994, the Company entered into a consulting services agreement with James E. Turner (Turner) who is a director of the Company. During 1998, 1997 and 1996, the Company paid Turner
     $-0-, $17,500 and $20,000, respectively, for consulting services.

     In October 1996, the Company entered into a consulting services agreement with Brenda Ray, Inc. (Ray), a related entity owned by a director of the Company. During 1998 and 1997, the Company paid Ray $12,000 and $9,000, respectively, for consulting services.

7.     SUBSEQUENT EVENTS:

     On September 17, 1998, the Company filed a Current Report on
Form 8-K to disclose its intention to change its fiscal year end from June 30 to September 30 beginning with the fiscal year ended
September 30, 1999.


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

10.18 Second Amendment to Asset Purchase Agreement dated as of November 20, 1990, between the Registrant and Pharmacia LEO, a New Jersey corporation, and filed as an exhibit to the Form 8-K, dated December 12, 1990.
16.1 Letter regarding change in Certifying Accountant, filed as an exhibit to the Form 8-K, dated October 3, 1990.

16.2 Letter regarding change in Certifying Accountant, filed as an exhibit to the Form 8, Amendment No. 1, dated December 12, 1991

16.3 Current Report on Form 8-K regarding the Registrants disclosure of its intention to change its fiscal year end from June 30 to September 30, beginning the fiscal year ending September 30, 1999.

23.1 Consent of Independent Public Accountants, filed as an exhibit to the Form 10-K/A, dated March 29, 1996.

23.2 Consent of Independent Public Accountants, filed as an exhibit to the Form 10-K/A, dated October 22, 1996.

     23.3 Consent of Independent Public Accountants filed as an exhibit to this Form 10-K, dated August 29, 1997.

     23.4 Consent of Independent Public Accountants filed as an exhibit to this Form 10-K, dated July 30, 1998.