Form 10-Q
period 1998-09-30
ADVANCED TOBACCO PRODUCTS INC
filed 1998-11-13
CIK 737717

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

OR

[X]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 1998 to September 30, 1998
Commission file number 0-12984

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

                                            8,092,136 as of September 30, 1998




ADVANCED TOBACCO PRODUCTS, INC.               PART I - FINANCIAL INFORMATION
dba ADVANCED THERAPEUTIC PRODUCTS, INC.         ITEM 1:  Financial Statements
BALANCE SHEETS
                                     (Unaudited)               (Audited)
                                     September 30                June 30
                                        1998                       1998

ASSETS:

CURRENT ASSETS:
   Cash & cash equivalents          $  449,481                  $   91,431
    Investments                        471,456                     467,184
    Accounts Receivable                  -0-                       384,059
    Accrued Royalty                    352,000                       -0-

          Total current assets:      1,272,937                     942,674

LICENSE AGREEMENTS, Net:               161,804                     159,986

INVESTMENTS:                           977,015                     960,991

          TOTAL ASSETS:             $2,411,756                  $2,063,651

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
    Accounts payable                $   19,149                  $    2,802

        TOTAL LIABILITIES:              19,149                       2,802

SHAREHOLDER'S EQUITY:
    Common stock - authorized, 30,000,000
      shares of $.01 par value; 8,092,136
      shares outstanding as of
      September 30, 1998, and
      June 30, 1998, respectively       80,922                      80,922
    Additional paid-in-capital      12,544,878                  12,544,878
    Accumulated deficit            (10,233,193)                (10,564,951)

    TOTAL STOCKHOLDERS' EQUITY:      2,392,607                   2,060,849

    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY:          $2,411,756                  $2,063,651



ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF INCOME
                                             (Unaudited)
                                         Three Months Ended September 30
                                         1998                   1997

REVENUES:
    Royalty Income, Net               $  352,000             $   20,656
         Total operating revenue:        352,000                 20,656

EXPENSES:
    General and Administrative            40,868                 45,700
         Total expenses:                  40,868                 45,700

INCOME FROM OPERATIONS:                  311,132                (25,044)

OTHER INCOME :
    Interest Income                       20,624                 19,666
         Total other income:              20,624                 19,666

NET INCOME:                           $  331,756             $   (5,379)

WEIGHTED AVERAGED NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING:         8,092,136              8,092,136

WEIGHTED AVERAGED NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING -
  ASSUMING DILUTION:                   8,292,136              8,292,136

INCOME PER COMMON SHARE - BASIC AND
  ASSUMING DILUTION:                  $      .04             $      NIL





ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF CASH FLOWS


                                                    (Unaudited)
                                         Three Months Ended September 30
                                             1998                1997

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income:                          $  331,756          $  (5,379)
    Adjustments to reconcile net
     income to net cash:
       Amortization                           1,670              1,670
       Accounts receivable                  384,059             79,539
       Accrued royalties                   (352,000)           (22,500)
       Accounts payable and accrued
        liabilities                          16,343              8,480

    Net cash provided by operations:        381,828             61,810

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenses of license agreements   (3,488)            (2,175)

    Net cash provided (used) by
     investments:                            (3,488)            (2,175)


NET INCREASE IN CASH:                       378,340             59,636

CASH & INVESTMENTS AT BEGINNING
 OF PERIOD:                               1,519,606          1,361,875

CASH & INVESTMENTS AT END OF PERIOD:     $1,897,946         $1,421,510










NOTES TO FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by Advanced Tobacco Products, Inc. (the Company) without audit, prusuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company's management, necessary for the fair presentation of the Company's results of operations for the periods covered. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of June 30, 1998.


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

     Based upon the nicotine technology acquired from the Company, Pharmacia & Upjohn developed the Nicotrol/Nicorette Inhaler (the "Inhaler") for use in the nicotine replacement therapy ("NRT") market. ATP receives product payments from Pharmacia & Upjohn equal to 3% of its net sales of the Inhaler to pharmacy distributors in Europe. Product payments from the sales of the Inhaler in the U. S. are 9.9% of Pharmacia & Upjohn's net sales to McNeil Consumer Products Company ("McNeil"), a Johnson & Johnson Company, who then markets the Inhaler to pharmacies.

     Royalty payments of three percent (3%) of Net Sales (generally, sales by Pharmacia & Upjohn to wholesale distributors) are payable on a country by country basis for the greater of 10 years following the date of the first commercial sales or the expiration of all issued patents enforceable in such countries. If the Net Sales to wholesale distributors cannot be obtained or is not disclosed, as is the case with regard to McNeil, Net Sales are determined by multiplying the net sales of Pharmacia & Upjohn to McNeil by
 3.3 (in effect, 9.9% of Pharmacia & Upjohn's sales to McNeil). There are royalty limitations in the event of the sale of a nicotine vapor product competitive with the Inhaler. Royalty payments in excess of $1,000,000 per year are to be reduced by fifty percent (50%) until the aggregate of such reductions equal the sum of $4,400,000.

     In early September 1998, McNeil launched the Inhaler nationwide in the U.S. as a prescription product after an initial introduction earlier in 1998 in Houston, Baltimore and Washington, D.C. The U.S. represents almost 50% of the worldwide NRT market.

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

     The Inhaler is the first and only form of NRT designed to help control a smoker's cravings for cigarettes and provide a key behavioral component of smoking--the hand-to-mouth ritual. The Inhaler consists of a mouthpiece and a cartridge containing nicotine. The user puffs on the mouthpiece to inhale the nicotine which is then absorbed through the lining of the mouth. The Inhaler provides 30% of the nicotine a smoker gets from cigarettes. It does not contain any of the harmful substances like tar and carbon monoxide found in tobacco smoke which cause smoking related diseases like lung cancer.

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

     The Company's operations include no material dependence on any corporate operations or on the preparation for year 2000 of any corporate operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash resources, including investments, available on September 30, 1998, were approximately $1,900,000 as compared to approximately $1,400,000 for September 30, 1997.


COMPARISON OF SELECTED FINANCIAL DATA

     Operating Revenues for the three month period ending September 30, 1998, increased to $352,000, as compared to $20,656 for the three month period ending September 30, 1997. This increase is due to a increase in product payments from Pharmacia & Upjohn as the Nicorette/Nicotrol Inhaler continues to be launched worldwide.

     Interest income for the three month period ending September 30, 1998, increased to $20,624, as compared to $19,666 for the three month period ending September 30, 1997. This increase is primarily due to minor interest rate fluctuations.

     Net income for the three month period ending September 30, 1998, increased to $331,756, as compared to a net loss of $5,379 for the three month period ending September 30, 1997. This increase is due to an increase in product payments from Pharmacia & Upjohn as the Inhaler continues to be launched worldwide.

     General and administrative expenses for the three month period ending September 30, 1998, decreased to $40,868, as compared to $45,700 for the three month period ending September 30, 1997. This decrease is primarily due to minor fluctuations in administrative expenses.

PART II - OTHER INFORMATION

Item 1:     Legal Proceedings.

          None

Item 2:     Changes in Securities and Use of Proceeds.

          None

Item 3:     Defaults Upon Senior Securities.

          None

Item 4:     Submission of Matters to a Vote of Security Holders.

          None

Item 5:     Other Information.

          None

Item 6:     Exhibits and Reports on Form 8-K.

 On September 14, 1998, the Company filed an 8-K disclosing that the Company had determined to change its fiscal year from a June 30 year end to a September 30 year end beginning with the fiscal year ended September 30, 1999.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ADVANCED TOBACCO PRODUCTS, INC.
                              (Registrant)

Dated: November 13, 1998

                         By: /s/ J. W. Linehan
                              J. W. Linehan, Chief
                              Executive Officer and
                              Chief Accounting Officer