Form 10-Q
period 1998-12-31
ADVANCED TOBACCO PRODUCTS INC
filed 1999-02-16
CIK 737717

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period fromN/A to N/A

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
8,092,136 as of December 31, 1998
ADVANCED TOBACCO PRODUCTS, INC.    PART I - FINANCIAL INFORMATION
dba ADVANCED THERAPEUTIC
PRODUCTS, INC.                     ITEM 1:  FinancialStatements
BALANCE SHEETS
                                     (Unaudited)         (Unaudited)
                                      December 31        September 30
                                        1998                  1998
ASSETS:

CURRENT ASSETS:
    Cash & cash equivalents          $  687,121       $   449,481
    Investments                         482,996           471,456
    Royalties Receivable                669,900           352,000

          Total current assets:       1,840,017         1,272,937

LICENSE AGREEMENTS, Net:                160,722           161,804

INVESTMENTS:                            706,562           977,015

          TOTAL ASSETS:              $2,707,301        $2,411,756

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
    Accounts payable                 $   15,614        $   19,149

          TOTAL LIABILITIES:             15,614            19,149

SHAREHOLDER'S EQUITY:
    Common stock, $.01 par value;
     30,000,000 shares authorized;
     8,092,136 shares issued and
     outstanding as of December 31,
     1998, and September 30, 1998        80,922            80,922
    Additional paid-in-capital       12,544,878        12,544,878
    Accumulated deficit              (9,934,113)      (10,233,193)

    TOTAL STOCKHOLDERS' EQUITY:       2,691,687         2,392,607

    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY:           $2,707,301        $2,411,756

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF INCOME (LOSS)




                                               (Unaudited)
                                    Three Months Ended December 31
                                            1998          1997

REVENUES:
  Royalty Income, Net                    $ 317,900     $ 102,500
       Total operating revenues:           317.900       102,500

EXPENSES:
  General and administrative                46,160        26,158
       Total operating expenses:            46,160        26,158

INCOME FROM OPERATIONS:                    271,740        76,342

OTHER INCOME:
  Interest Income                           27,340        18,687
       Total other income:                  27,340        18,687

NET INCOME:                              $ 299,080     $  95,029

WEIGHTED AVERAGED NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING:           8,092,136     8,092,136

WEIGHTED AVERAGED NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING -
  ASSUMING DILUTION:                     8,202,880     8,192,734

INCOME PER COMMON SHARE - BASIC AND
  ASSUMING DILUTION                       $    .04      $   .01

      ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF CASH FLOWS



                                                 (Unaudited)
                                       Three Months Ended December 31
                                             1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income:                             $  299,080  $   95,029
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
    Amortization                               1,670       1,670
    Amortization of discount on investments  (19,087)    (18,064)
  Increase in cash flows from changes
   in operating assets and liabilities
    Accrued royalties                          -0-        22,500
    Royalties receivable                    (317,900)   (125,000)
    Accounts payable                          (3,535)     (9,435)
     Net cash provided (used) by
     operations:                             (39,772)     33,300

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of license agreements and patent
  expenses                                      (588)     (1,525)
 Purchase of investments                        -0-     (262,603)
 Sale of investments                         278,000     258,000
    Net cash provided (used) by
     investments:                            277,412      (6,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of Stock Options                     -0-         -0-
    Net cash provided by financing:             -0-         -0-

NET INCREASE IN CASH AND CASH EQUIVALENTS:   237,640     (39,428)

CASH & CASH EQUIVALENTS AT BEGINNING OF
PERIOD:                                      449,481      79,180

CASH & CASH EQUIVALENTS AT END OF PERIOD:   $687,121     $39,752
      NOTES TO FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by Advanced Tobacco Products, Inc., dba Advanced Therapeutic Products, Inc. (the Company) without audit, pursuant to the rules andregulations of the Securities and Exchange Commission. However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company's management, necessary for the fair presentation of the Company's results of operations for the period covered. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of June 30, 1998.


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

     Based upon the nicotine technology acquired from the Company, Pharmacia & Upjohn developed the Nicotrol/Nicorette Inhaler (the "Inhaler") for use in the nicotine replacement therapy ("NRT") market. ATP receives product payments from Pharmacia & Upjohn equal to 3% of its net sales of the Inhaler to pharmacy distributors in Europe. Product payments from the sales of the Inhaler in the U.S. are 9.9% of Pharmacia & Upjohn's net sales to McNeil Consumer Products Company ("McNeil"), a Johnson & Johnson Company, who then markets the Inhaler to pharmacies as a prescription product.

     Royalty payments of three percent (3%) of Net Sales
(generally, sales by Pharmacia & Upjohn to wholesale distributors) are payable on a country by country basis for the greater of 10 years following the date of the first commercial sales or the expiration of all issued patents enforceable in such countries. If the Net Sales to wholesale distributors cannot be obtained or is not disclosed, as is the case with regard to McNeil, Net Sales are determined by multiplying the net sales of Pharmacia & Upjohn to McNeil by 3.3 (in effect, 9.9% of Pharmacia & Upjohn's sales to
McNeil). There are payment limitations in the event of the sale of a nicotine vapor product competitive with the Inhaler. Royalty payments in excess of $1,000,000 per year ($333,000 in respect of Europe and $667,000 in respect of the rest of the world) are to be reduced by fifty percent (50%) until the aggregate of such reductions equal the sum of $4,400,000.

     In early September 1998, McNeil launched the Inhaler nationwide in the U.S. as a prescription product after the initial introduction earlier in 1998 in Houston, Baltimore and Washington, DC. The U.S. represents almost 50% of the worldwide NRT market.

     Pharmacia & Upjohn has also introduced the Inhaler in the United Kingdom, Ireland, Norway, Sweden, Denmark, Italy, Austria, the Netherlands, Belgium, Finland, Iceland, Gibralter and Hong Kong. The Inhaler is sold as an over-the-counter product in most of these countries. The Company understands that additional country launches are planned by Pharmacia & Upjohn to occur as regulatory approvals are granted.

     The Inhaler is the first and only form of NRT designed to help control a smoker's cravings for cigarettes while providing a key behavioral component of smoking--the hand-to-mouth ritual. The Inhaler consists of a mouthpiece and a cartridge containing nicotine. The smoker puffs on the mouthpiece to inhale the nicotine which is then absorbed through the lining of the mouth. The Inhaler provides 30% of the nicotine a smoker gets from cigarettes. It does not contain any of the harmful substances like tar and carbon monoxide found in tobacco smoke which cause smoking related diseases like lung cancer.

     In September 1992, the Company obtained an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University. The Company has obtained patents covering this technology. The Company believes that a dry powder nicotine inhaler has the potential to be a future generation NRT. The
Company is continuing to seek a strategic partner to develop this technology.

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

     The Company's operations include no material dependence on any computer operations or on the preparation for year 2000 of any computer operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash resources, including investments, available on December
31, 1998, were approximately $1,900,000, as compared to approximately $1,400,000 for December 31, 1997, and approximately $1,897,946 for September 30, 1998. The Company paid dividends in the aggregate amount of $566,450 on January 6, 1999.


COMPARISON OF SELECTED FINANCIAL DATA

     Operating Revenues for the three month period ending December 31, 1998, were $317,900, as compared to $102,500 for the three month period ending December 31, 1997. This increase is due to an increase in product payments from Pharmacia & Upjohn as the Nicorette/Nicotrol Inhaler continues to be launched worldwide.

     Interest income for the three month period ending December 31, 1998, increased to $27,340, as compared to $18,687 for the three month period ending December 31, 1997. This increase is primarily due to an increase in cash resources available to the Company.

     Net income for the three month period ending December 31, 1998, increased to $299,080, as compared to $95.029 for the three month period ending December 31, 1997. This increase is due to an increase in product payments from Pharmacia & Upjohn as the Inhaler continues to be launched worldwide.

     General and administrative expenses for the three month period ending December 31, 1998, increased to $46,160, as compared to $26,158 for the three month period ending December 31, 1997. This increase is primarily due to costs associated with the payment of a dividend of $.07 per share of common stock on January 6, 1999.


PART II - OTHER INFORMATION

Item 1:     Legal Proceedings.

          None

Item 2:     Changes in Securities and Use of Proceeds.

          None

Item 3:     Defaults Upon Senior Securities.

          None

Item 4:     Submission of Matters to a Vote of Security Holders.

          None

Item 5:     Other Information.
          None

Item 6:     Exhibits and Reports on Form 8-K.


     On September 14, 1998, the Company filed an 8-K disclosing that the Company had determined to change its fiscal year from a June 30 year end to a September 30 year end beginning with the fiscal year ended September 30, 1999.
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    ADVANCED TOBACCO PRODUCTS, INC.
                             (Registrant)

Dated: February 12, 1999

                         By: /s/J. W. Linehan
                              J. W. Linehan, Chief
                              Executive Officer and
                              Chief Accounting Officer