Form 10-Q
period 1999-03-31
ADVANCED TOBACCO PRODUCTS INC
filed 1999-05-17
CIK 737717

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                  8,092,136 as of March 31, 1999

ADVANCED TOBACCO PRODUCTS, INC.         PART I - FINANCIAL INFORMATION
dba ADVANCED THERAPEUTIC PRODUCTS, INC.     ITEM 1:  Financial Statements
BALANCE SHEETS
                                         (Unaudited)     (Unaudited)
                                          March 31      September 30
                                            1999           1998
ASSETS:

CURRENT ASSETS:
    Cash & cash equivalents             $  238,479       $  449,481
    Investments                            489,665          471,456
    Royalties Receivable                    22,178             -0-
    Accrued Royalty                        234,330          352,000

          Total current assets:            984,652        1,272,937

LICENSE AGREEMENTS, Net:                   164,078          161,804

INVESTMENTS:                             1,216,154          977,015

          TOTAL ASSETS:                 $2,364,884       $2,411,756

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
    Accounts payable                    $   14,940       $   19,149

          TOTAL LIABILITIES:                14,940           19,149

SHAREHOLDER'S EQUITY:
    Common stock, $.01 par value;
     30,000,000 shares authorized;
     8,092,136 shares issued and
     outstanding as of March 31, 1999,
     and September 30, 1998                 80,922           80,922
    Additional paid-in-capital          12,544,878       12,544,878
    Accumulated deficit                 (9,709,406)     (10,233,193)
    Dividends Paid                        (566,450)          -0-

    TOTAL STOCKHOLDERS' EQUITY:          2,349,944        2,392,607

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY:                           $2,364,884       $2,411,756

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF INCOME (LOSS)




                                               (Unaudited)
                                       Three Months Ended March 31
                                           1999            1998
REVENUES:
  Royalty Income, Net                    $ 236,281      $ 162,385
             Total operating revenues:     236,281        162,385

EXPENSES:
  General and administrative                31,447         32,926
             Total operating expenses:      31,447         32,926

INCOME FROM OPERATIONS:                    204,834        129,459

OTHER INCOME:
  Interest Income                           19,873         19,085
             Total other income:            19,873         19,085

NET INCOME:                              $ 224,707      $ 148,544

WEIGHTED AVERAGED NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING:          8,092,136      8,092,136

WEIGHTED AVERAGED NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING -
  ASSUMING DILUTION:                     8,208,730      8,192,440

INCOME PER COMMON SHARE - BASIC AND
  ASSUMING DILUTION                         $ .03        $ .02











ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF INCOME (LOSS)




                                                  (Unaudited)
                                          Six Months Ended March 31
                                               1999           1998
REVENUES:
  Royalty Income, Net                        $554,181       $264,885
       Total operating revenues:              554,181        264,885

EXPENSES:
  General and administrative                   77,607         59,082
       Total operating expenses:               77,607         59,082

INCOME (LOSS) FROM OPERATIONS:                476,574        205,803

OTHER INCOME:
  Interest Income                              47,213         37,772
       Total other income:                     47,213         37,772

NET INCOME:                                  $523,787       $243,575

WEIGHTED AVERAGED NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING:              8,092,136      8,092,136

WEIGHTED AVERAGED NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING -
  ASSUMING DILUTION:                        8,206,066      8,192,216

INCOME PER COMMON SHARE - BASIC AND
  ASSUMING DILUTION                            $ .06          $ .03

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF CASH FLOWS


                                                     (Unaudited)
                                              Six Months Ended March 31
                                                  1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income:                                     $523,787    $243,575
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Amortization of license agreements               3,340       3,340
    Amortization of discount on investments        (35,989)    (36,222)
  Increase in cash flows from changes
   in operating assets and liabilities
    Accrued royalties                              117,670    (130,500)
    Royalties receivable                           (22,178)       (538)
    Accounts payable                                (4,209)     (5,169)
    Net cash provided by operating activities:    (582,421)     74,486

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of license agreements and patent
      expenses                                      (5,614)     (5,045)
 Purchase of investments                          (499,359)   (262,597)
 Sale of investments                               278,000     258,000
    Net cash used in investing activities:        (226,973)     (9,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends Paid                                  (566,450)     -0-
    Net cash used in financing activities:        (566,450)     -0-

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS:                                     (211,002)     64,844

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD:    449,481      79,180

CASH & CASH EQUIVALENTS AT END OF PERIOD:         $238,479    $144,024




NOTES TO FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by Advanced Tobacco Products, Inc., dba Advanced Therapeutic Products, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company's management, necessary for the fair presentation of the Company's results of operations for the period covered. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of June 30, 1998.


Item 2:   Management's Discussion and Analysis of Financial
Condition and Results of Operation


RESULTS OF OPERATIONS

     In 1987, the Company sold patented nicotine technology, which forms the basis of the Nicotrol/Nicorette Inhaler, to what is now known as Pharmacia & Upjohn, Inc. ("P&U") in exchange for product payments.

     Product payments from the non U.S. sales of the Nicorette Inhaler are 3% of P&U's net sales to pharmacy distributors. Product payments from the sales of the Nicotrol Inhaler in the U.S. are 9.9% of P&U's net sales to McNeil Consumer Products Company ("McNeil"), a Johnson & Johnson Company, which markets the Inhaler to pharmacies as a prescription product.

     Product payments of three percent (3%) of Net Sales
(generally, sales by P&U to wholesale distributors) are payable on a country by country basis for the greater of 10 years following the date of the first commercial sales or the expiration of all issued patents enforceable in such countries. If the Net Sales to wholesale distributors cannot be obtained or is not disclosed, as is the case with regard to McNeil, Net Sales are determined by multiplying the net sales of P&U to McNeil by 3.3 (in effect, 9.9% of P&U's sales to McNeil). There are product payment limitations in the event of the sale of a nicotine vapor product competitive with the Inhaler. Product payments in excess of $1,000,000 per year ($333,000 in respect to Europe and $667,000 in respect to the rest of the world) are to be reduced by fifty percent (50%) until the aggregate of such reductions equal the sum of $4,400,000.

     McNeil launched the Nicotrol Inhaler nationwide in the U.S.
as a prescription product in September 1998 (the U.S. is approximately 50% of the worldwide nicotine replacement therapy ("NRT")) market. P&U has also introduced the Inhaler, primarily as an over-the-counter product, in the United Kingdom, New Zealand, Ireland, Norway, Sweden, Denmark, Italy, Austria, The Netherlands, Belgium, Finland, Iceland, Gibralter and Hong Kong. The Company understands that additional country launches are planned by P&U to occur as regulatory approvals are granted.

     The Nicotrol/Nicorette Inhaler is the first and only form of NRT designed to help control a smoker's cravings for cigarettes while providing a key behavioral component of smoking--the hand-to-mouth ritual. The Inhaler consists of a mouthpiece and a cartridge containing nicotine. The user puffs on the mouthpiece to inhale the nicotine which is then absorbed through the lining of the mouth. The Inhaler provides 30% of the nicotine a smoker gets from cigarettes. It does not contain any of the harmful substances like tar and carbon monoxide found in tobacco smoke which cause smoking related diseases like lung cancer.

     In September 1992, the Company obtained an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University. The Company has obtained patents covering this technology. The Company believes that a dry powder nicotine inhaler has the potential to be a future generation NRT. The
Company is continuing to seek a strategic partner to develop this technology.

     Effective as of October 1993, the Company has an agreement with P&U under which, among other matters, the Company has the right to receive a royalty equal to .1% of net revenues received by P&U from the sale of any product using a nicotine impermeable copolymer technology covered by, and subsequent to, the issuance of a patent in March 1996. Under the terms of the agreement, the Company now receives royalties from the sales of the Nicorette/Nicotrol patch by P&U.

     The Company's operations include no material dependence on any computer operations or on the preparation for year 2000 of any computer operations.


LIQUIDITY AND CAPITAL RESOURCES

     Cash resources, including investments, available on March 31, 1999, were approximately $1,944,000, as compared to approximately
$1,527,000 as of March 31, 1998.


COMPARISON OF SELECTED FINANCIAL DATA

     Operating revenues for the six month period ending March 31, 1999, increased to $554,181, as compared to $264,885 for the six month period ending March 31, 1998. This increase is due to an increase in product payments from P&U as the Nicorette/Nicotrol Inhaler continues to be launched worldwide.

     Interest income for the six month period ending March 31, 1999, increased to $47,213, as compared to $37,772 for the six month period ending March 31, 1998. This increase is primarily due to an increase in cash resources available to the Company.

     Net income for the six month period ending March 31, 1999, increased to $523,787, as compared to $243,575 for the six month period ending March 31, 1998. This increase is due to an increase in product payments from P&U as the Nicotrol/Nicorette Inhaler continues to be launched worldwide.

     General and administrative expenses for the six month period ending March 31, 1999, increased to $77,607, as compared to $59,082 for the six month period ending March 31, 1998. This increase is primarily due to costs associated with issuing a dividend of $.07 per share of common stock on January 6, 1999.


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


                         ADVANCED TOBACCO PRODUCTS, INC.
                              (Registrant)

Dated: May 14, 1999

                         By:  /s/J.W. Linehan
                              J. W. Linehan, Chief
                              Executive Officer and
                              Chief Accounting Officer