Form 10-Q
period 1999-06-30
ADVANCED TOBACCO PRODUCTS INC
filed 1999-08-12
CIK 737717

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date:
                  8,092,136 as of June 30, 1999ADVANCED TOBACCO PRODUCTS,
INC.              PART I - FINANCIAL INFORMATION
dba ADVANCED THERAPEUTIC PRODUCTS, INC.      ITEM 1:  Financial Statements
BALANCE SHEETS
                                                (Unaudited)     (Unaudited)
                                                  June 30      September 30
                                                  1999              1998

ASSETS:

CURRENT ASSETS:
    Cash & cash equivalents                    $  104,825       $  449,481
    Investments                                   881,085          471,456
    Royalties Receivable                          560,758          352,000

          Total current assets:                 1,546,668        1,272,937

LICENSE AGREEMENTS, Net:                          162,679          161,804

INVESTMENTS:                                      943,578          977,015

          TOTAL ASSETS:                        $2,652,925       $2,411,756


LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
    Accounts payable                           $   14,352      $   19,149

          TOTAL LIABILITIES:                       14,352          19,149

SHAREHOLDER'S EQUITY:
    Common stock, $.01 par value;
     30,000,000 shares authorized;
     8,092,136 shares issued and
     outstanding as of June 30, 1999,
     and September 30, 1998                        80,922          80,922
    Additional paid-in-capital                 12,544,878      12,544,878
    Accumulated deficit                        (9,987,227)    (10,233,193)

    TOTAL STOCKHOLDERS' EQUITY:                 2,638,573       2,392,607

    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY:                                    $2,652,925      $2,411,756

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF INCOME


                                                       (Unaudited)
                                                  Three Months Ended June 30
                                                       1999           1998

REVENUES:
  Royalty Income, Net                               $ 304,250      $ 231,059
             Total operating revenues:                304,250        231,059

EXPENSES:
  General and administrative                           38,497         22,013
             Total operating expenses:                 38,497         22,013

INCOME FROM OPERATIONS:                               265,753        209,046

OTHER INCOME:
  Interest Income                                      22,876         19,879
             Total other income:                       22,876         19,879

NET INCOME:                                         $ 288,629      $ 228,925

WEIGHTED AVERAGED NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING:                     8,092,136      8,092,136

WEIGHTED AVERAGED NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING -
  ASSUMING DILUTION:                                8,181,264      8,225,734

INCOME PER COMMON SHARE - BASIC AND
  ASSUMING DILUTION                                  $  .04         $  .03

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF INCOME

                                                    (Unaudited)
                                             Nine Months Ended June 30
                                               1999          1998
REVENUES:
  Royalty Income, Net                        $858,431      $495,944
       Total operating revenues:              858,431       495,944

EXPENSES:
  General and administrative                  116,104        81,096
       Total operating expenses:              116,104        81,096

INCOME FROM OPERATIONS:                       742,327       414,848

OTHER INCOME:
  Interest Income                              70,089        57,651
       Total other income:                     70,089        57,651

NET INCOME:                                  $812,416      $472,499

WEIGHTED AVERAGED NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING:              8,092,136     8,092,136

WEIGHTED AVERAGED NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING -
  ASSUMING DILUTION:                        8,198,943     8,210,181

INCOME PER COMMON SHARE - BASIC AND
  ASSUMING DILUTION                           $ .10        $ .06

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF CASH FLOWS


                                                        (Unaudited)
                                                 Nine Months Ended June 30
                                                     1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income:                                      $812,416       $472,499
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Amortization of license agreements                5,010          5,010
    Amortization of discount on investments         (55,050)       (54,755)
  Increase in cash flows from changes
   in operating assets and liabilities
    Royalties receivable                           (208,758)      (361,559)
    Accounts payable                                 (4,797)       (12,438)
    Net cash provided by operating activities:      548,821         48,757

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of license agreements and patent
   expenses                                          (5,885)        (5,416)
 Purchase of investments                           (799,142)      (499,090)
 Sale of investments                                478,000        468,000
    Net cash used in investing activities:         (327,027)       (36,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends Paid                                   (566,450)          -0-
    Net cash used in financing activities:         (566,450)          -0-

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:                                       (344,656)        12,251

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD:     449,481         79,180

CASH & CASH EQUIVALENTS AT END OF PERIOD:          $104,825       $ 91,431

NOTES TO FINANCIAL STATEMENTS

   The condensed financial statements included herein have been prepared by Advanced Tobacco Products, Inc., dba Advanced Therapeutic Products, Inc.
(the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company's management, necessary for the fair presentation of the Company's results of operations for the period covered. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of June 30, 1998.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation


                          RESULTS OF OPERATIONS

   In 1987, the Company sold patented nicotine technology, which forms the basis of the Nicorette /Nicotrol Inhaler, to what is now known asPharmacia
& Upjohn, Inc. ("P&U") in exchange for product payments. Productpayments from the non U.S. sales of the Nicorette Inhaler are 3% of P&U'snet sales to pharmacy distributors. Product payments from the sales of the Nicotrol Inhaler in the U.S. are 9.9% of P&U's net sales to McNeilConsumer Products Company ("McNeil"), a Johnson & Johnson Company, which markets the Nicotrol Inhaler to pharmacies as a prescription product.

    Product payments are payable on a country by country basis for the greater of 10 years following the date of the first commercial sale or theexpiration of all issued patents enforceable in such countries. If the netsales to pharmacy distributors cannot be obtained or is not disclosed, asis the case with regard to McNeil, net sales are determined by multiplyingthe net sales of P&U to McNeil by 3.3 (in effect, 9.9% of P&U's sales toMcNeil). There are product payment limitations in the event of the sale ofa nicotine vapor product competitive with the Nicorette /Nicotrol Inhaler. Product payments in excess of $1,000,000 per year ($333,000 in respect ofEurope and $667,000 in respect of the rest of the world) are to be reducedby fifty percent (50%) until the aggregate of such reductions equal the sum of $4,400,000.

    McNeil launched the Nicotrol Inhaler nationwide in the U.S. as a prescription product in September 1998 (the U.S. is approximately 50% ofthe worldwide nicotine replacement therapy ("NRT") market). P&U has also introduced the Nicorette Inhaler, primarily as an over-the-counter product, in the United Kingdom, New Zealand, Ireland, Norway, Sweden, Denmark, Italy, Austria, The Netherlands, Belgium, Finland, Iceland,Gibralter and Hong Kong. The Company understands that additional countrylaunches are planned by P&U to occur as regulatory approvals are granted.

    The Nicorette/Nicotrol Inhaler is the first and only form of NRT designedto help control a smoker's cravings for cigarettes while providing a key behavioral component of smoking--the hand-to-mouth ritual. The Inhaler consists of a mouthpiece and a cartridge containing nicotine. The user puffs on the mouthpiece to inhale the nicotine which is then absorbed through the lining of the mouth.

    In September 1992, the Company obtained an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University. The Company has obtained patents covering this technology. The Company believes that a dry powder nicotine inhaler has the potential to be a future generation NRT. The Company is continuing to seek a strategic partner to develop this technology.

    Effective as of October 1993, the Company has an agreement with P&U under which, among other matters, the Company has the right to receive a royalty equal to .1% of net revenues received by P&U from the sale of any product using a nicotine impermeable copolymer technology. Under the terms of the agreement, the Company now receives royalties from the sales of the Nicorette/Nicotrol patch by P&U.

    The Company's operations include no material dependence on any computeroperations or on the preparation for year 2000 of any computer operations.


LIQUIDITY AND CAPITAL RESOURCES

    Cash resources, including investments, available on June 30, 1999, were approximately $1,930,000, as compared to approximately $1,520,000 as of June 30, 1998.

COMPARISON OF SELECTED FINANCIAL DATA

    Operating revenues for the nine month period ending June 30, 1999, increased to $858,431, as compared to $495,944 for the nine month period ending June 30, 1998. This increase is due to an increase in product payments from P&U as the Nicorette /Nicotrol Inhaler continues to be launched worldwide.

    Interest income for the nine month period ending June 30, 1999, increased to $70,089, as compared to $57,651 for the nine month period ending June 30, 1998. This increase is primarily due to an increase in cash resources available to the Company.

    Net income for the nine month period ending June 30, 1999, increased to $812,416, as compared to $472,499 for the nine month period ending June 30, 1998. This increase is due to an increase in product payments from P&U as the Nicotrol/Nicorette Inhaler continues to be launched worldwide.

    General and administrative expenses for the nine month period ending June 30, 1999, increased to $116,104, as compared to $81,096 for the nine month period ending June 30, 1998. This increase is primarily due to administrative costs associated with issuing a dividend of $.07 per share of common stock on January 6, 1999.

    Accumulated deficit decreased $245,966 from September 30,1998, to June 30, 1999. The decrease was due to net income for the nine month period ended June 30, 1999, of $812,416 which was partially offset by the payment of dividends of $566,450.

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


                                         ADVANCED TOBACCO PRODUCTS, INC.
                                                (Registrant)
Date:  August 12, 1999
                                         By:  /s/ J.W. Linehan
                                             J. W. Linehan, Chief
                                             Executive Officer and
                                             Chief Accounting Officer