Form 10-K
period 1999-09-30
ADVANCED TOBACCO PRODUCTS INC
filed 1999-12-29
CIK 737717

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-K

     (Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended September 30, 1999

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

     As of November 30, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,000,000.

     As of November 30, 1999, the number of outstanding shares of Common Stock, $0.01 par value, of the registrant was 8,092,136.


                              PART I

ITEM 1.  BUSINESS

Advanced Tobacco Products, Inc., d/b/a Advanced Therapeutic
Products, Inc. ("ATP"), maintains a website at http://www/prnewswire.com/comp/117857.html.

History and Relationship with Pharmacia & Upjohn, Inc.

     ATP, 16607 Blanco Road, Suite 1504, San Antonio, Texas 78232,
(210) 408-7077, is a Texas corporation formed in April 1983.

     ATP was organized to develop and market a product based upon nicotine technology. In 1987, ATP sold its nicotine technology and related assets to what is now known as Pharmacia & Upjohn, Inc. ("PNU"), a worldwide pharmaceutical company that manufactures the Nicorette Chewing Gum, the Nicotrol/Nicorette Patch, the Nicotrol/Nicorette Nasal Spray and the Nicotrol/Nicorette Inhaler.

     The nicotine technology acquired from ATP forms the basis of the Nicotrol/Nicorette Inhaler ("Inhaler") developed by PNU for use in the nicotine replacement therapy ("NRT") market. ATP receives product payments from PNU's non U.S. sales of the Inhaler equal to 3% of PNU's net sales to pharmacy distributors. Product payments from the sales of the Inhaler in the U. S. are 9.9% of PNU's net sales to McNeil Consumer Health Care ("McNeil"), a Johnson & Johnson Company, which markets the Inhaler to pharmacies. See "Pharmacia & Upjohn Technology Purchase Agreement."

     McNeil launched the Inhaler nationwide in the U.S. as a prescription product in 1998. PNU has introduced the Inhaler, primarily as an over the counter product, in the United Kingdom, Mexico, Australia, Norway, Sweden, Denmark, Italy, Austria,
Switzerland, The Netherlands, Belgium, Finland, Iceland, Gibralter, New Zealand, Ireland and Hong Kong. ATP understands that additional country launches are planned by PNU to occur as regulatory approvals are granted.

     The Inhaler is the first and only form of NRT designed to help control a smoker's cravings for cigarettes and while providing a key behavioral component of smoking--the hand-to-mouth ritual. The Inhaler consists of a mouthpiece and a cartridge containing nicotine. The user puffs on the mouthpiece to inhale the nicotine which is then absorbed through the lining of the mouth.

Current Operations

     In September 1992, ATP obtained an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke
University. ATP has obtained several patents covering this technology. ATP believes that a dry powder nicotine inhaler has the potential to be a future generation NRT.

     Effective as of October 1993, ATP has an agreement with PNU under which, among other matters, ATP has the right to receive a royalty equal to .1% of net revenues received by PNU from the sale of any product using a nicotine impermeable copolymer technology. Under the terms of the agreement, ATP now receives royalties from the sales of the Nicotrol/Nicorette Patch ("Patch") by PNU.

     ATP's operations include no material dependence on any computer operations or on the preparation for year 2000 of any computer operations.

Pharmacia & Upjohn Technology Purchase Agreement

     ATP has the right to receive product payments from PNU with respect to the Inhaler as follows:

     Product payments of three percent (3%) of Net Sales (generally, sales by PNU to wholesale distributors) payable on a country by country basis for the greater of 10 years following the date of the first commercial sales or the expiration of all issued patents enforceable in such countries. If the Net Sales to wholesale distributors cannot be obtained or are not disclosed, as is the case with regard to McNeil, Net Sales are computed by multiplying the net sales of PNU to McNeil by 3.3 (in effect, product payments are 9.9% of PNU's sales to McNeil). There are product payment limitations in the event of the sale of a nicotine vapor product competitive with the Inhaler.

     As of October 1999, ATP entered into a Modification Agreement (the "Modification Agreement") with PNU to revise ATP's 1987 nicotine technology agreements with PNU. The Modification
Agreement provides:

               Quarterly product payments instead of biannual product payments.

               Deferral until 2003 of the fifty percent (50%) reduction of product payments in excess of $1,000,000 per year. This deferral will allow ATP the opportunity to reduce its taxable income by maximizing the potential use of ATP's net operating loss carryforwards, which begin to expire in 2001 (see discussion in the following paragraphs).

               Clarification and/or definition of other administrative matters.

     Under ATP's original agreements with PNU, product payments in excess of $1,000,000 per year are to be reduced by fifty percent (50%) until the aggregate of such reductions equal the sum of $4,400,000 (the $4,400,000 is solely part of the product payment calculation and not an obligation of ATP). Under the Modification Agreement, the $4,400,000 amount remains; however, reductions in product payments are deferred as further described herein.

     For ATP's tax years ending June 30, 1999, June 30, 2000 and June 30, 2001, (see Item 7(a)) no reduction in product payments earned during these three (3) tax years shall be made unless product payments exceed the aggregate of $6,865,262, which represents the amount of net operating loss carryforwards expiring on June 30, 2001. For ATP's tax year ending June 30, 2002, no reduction in product payments earned during this tax year shall be made unless product payments exceed $1,938,997, which represents the amount of net operating loss carryforwards expiring on June 30, 2002.

     Any product payment earned in excess of the aggregate of $6,865,262 for the 1999, 2000 and 2001 tax years and in excess of $1,983,997 for the 2002 tax year will be applied to the $4,400,000 until such amounts aggregate $4,400,000. Beginning with the tax year ending June 30, 2003, product payments in excess of $1,000,000 per year will not be paid until any product payments made in the tax years ending June 1999, 2000, 2001 and 2002, that were in excess of ATP's original agreements with PNU, if any, have been applied against any remaining amount of the $4,400,000 and thereafter, if necessary, product payments in excess of $1,000,000 per year will be reduced by fifty percent (50%) until the aggregate of $4,400,000 is attained.

     Under the Modification Agreement, ATP earned an additional
$22,178 for the tax year ending June 30, 1999.

     ATP has the right to receive product payments for other nicotine product applications, if any, both pharmaceutical and non-pharmaceutical. PNU is not obligated to develop or sell any products using the technology developed by ATP.

ITEM 2.  PROPERTIES

     ATP does not own any tangible fixed assets.

ITEM 3.  LEGAL PROCEEDINGS

     ATP has no outstanding legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
HOLDER MATTERS

     a)   Market Information

          The Common Stock trades in the over-the-counter market through the OTC Bulletin Board quotation system under the symbol "AVTH." The following table sets forth the high and low bid price of ATP's Common Stock reported for the fiscal periods indicated. Bid prices represent prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

           FIRST    SECOND     THIRD     FOURTH    TRANSITION
          QUARTER   QUARTER   QUARTER    QUARTER   QUARTER

          1998 1999 1998 1999 1998 1999 1998 1999  7/1/98--9/30/98

   HIGH   1.00 1.25 .91  1.16  .94 .97  2.63 .97       1.00

   LOW     .69  .72 .75   .69  .75 .63   .75 .66        .69


     b)   Holders

          There were approximately, 1,835 shareholders of record of ATP's Common Stock at September 30, 1999.

     c)   Dividends

          ATP anticipates declaring and paying dividends from time to time while substantial product payments are received from the sale of products under ATP's agreements with PNU.

          On September 21, 1998, ATP declared a dividend of $.07 per share payable on January 6, 1999, to shareholders of record as of October 30, 1998.

          On November 23, 1999, ATP declared a dividend of $.15 per share payable on January 10, 2000, to shareholders of record as of December 17, 1999. The $.15 per share dividend is based upon ATP's earnings for fiscal 1999 and the transitional period July 1, 1998, to September 30, 1998 (See "Change in Fiscal Year," Item 7).

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


                                                             3 months     Year Ended
                      Year Ended June 30                          September 30
                  1995      1996       1997         1998            1998         1999
Revenues            -         -        157,200      516,600       352,000     964,582
Net Income
 (loss)         (3,061)   (14,957)      94,758      467,121       331,758     909,893
Net Income
 (loss) per
 share of
 common
 stock          (0.001)    (0.002)     0.01          0.06            0.04       0.11
Net Income
 (loss) per
 share of
 common stock
 assuming
 dilution       (0.001)   (0.002)      0.01          0.06            0.04       0.11
Weighted average
 number of
 shares of
 common stock
 outstanding    7,792,136  7,831,588  8,051,094   8,092,136     8,092,136   8,092,136
Weighted
 average
 number of
 shares
 of common
 stock
 outstanding
 assuming
 dilution     7,792,136    7,831,588  8,168,504   8,205,502     8,216,836   8,195,340
Cash provided
 by (used in)
 operations     (62,048)    (98,664)    (51,211)     93,005       360,279   1,048,490
Increase
 (decrease)
 in cash and
 cash
 equivalents   (217,069)     (1,472)    (46,041)     52,554       356,791     241,579
Balance sheet
 data at end of
 indicated
 periods
 working
 capital        384,314     318,824     566,084     939,872       687,338   1,608,228
Total assets  1,495,268   1,484,998   1,600,488   2,063,651     2,411,756   2,750,124
Total
shareholder's
 equity       1,476,427   1,481,470   1,593,728   2,060,849     1,826,157   2,736,050


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     a)   Change in Fiscal Year

          Beginning with fiscal 1999, ATP has changed its fiscal year end from June 30 to September 30. Because ATP believes that the results of its operations for the transitional quarter ending September 30, 1998, are not generally affected, ATP believes its fiscal years 1997, 1998 and 1999 are comparable. ATP has not changed its tax year which remains with a June 30 year end.

     b)   Results of Operations

          Operating revenues were $157,200, $516,600 and $964,582,
respectively, in fiscal 1997, 1998 and 1999, all resulting from the recognition of product payments from PNU's sales of the Inhaler and the Patch. Product payments generated by the Patch were $53,029, $11,165 and $15,369, in fiscal 1997, 1998 and 1999, respectively.

          General and administrative expenses were $141,176, $126,796 and $151,091, in fiscal 1997, 1998, and 1999, respectively.

          Income from operations was $16,024, $389,804 and $813,491, in fiscal 1997, 1998 and 1999, respectively. The increases of income from operations from 1997 through 1999 were primarily due to the increase of product payments from PNU's sales of the Inhaler. ATP's net income for fiscal 1999 was $909,893, with the addition of $96,402 in interest income to the operating income.

     b)   Liquidity and Capital Resources

          Cash and investments available on September 30, 1999, were approximately $2,435,000. ATP believes that its cash and investment resources are sufficient to meet its foreseeable needs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and other matters required by this
Item 8 are included on Pages F-1 and following.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Mr. James E. Turner, age 51, has been a Director of ATP since November 1986. Mr. Turner was one of the founders and the Business Manager of NCC Group, Ltd., a research and development limited partnership which was a predecessor of ATP. Mr. Turner has been a consultant to PNU for in excess of the last five years.

     Mr. J. H. Uptmore, age 68, has been a Director of ATP since
August 1987. Mr. Uptmore has been the President and Chairman of the Board of J. H. Uptmore & Associates, Inc., a construction contracting and development company, since 1974.

     Mr. J. W. Linehan, age 56, has been Director of ATP since June 1991, and President, Chief Executive Officer, Chief Financial Officer and Secretary of ATP since July 1, 1990. Since August 1, 1995, Mr. Linehan has been President and Chief Executive Officer of Linehan Engineering, Inc., an independent engineering company wholly owned by him. Mr. Linehan's prior experience also includes shareholder and owner of Net Fone, Inc., shareholder and Vice President of GE Reaves Engineering, Inc., shareholder and Chief Operating Officer of Texas Trunk Co., Inc., a consultant at Arthur Andersen LLP, and President of BIOGLAS Corporation.

     Ms. Brenda Ray, age 50, has been a Director of ATP since March 1989. Ms. Ray assisted in the original research and development of ATP's nicotine vapor inhalation technology. She is a consultant and has been President of Brenda Ray, Inc. since 1985.

     Mr. David A. Monroe, age 46, has been a Director of ATP since March 1989. Mr. Monroe is President and CEO of PhotoTelesis Corporation, a government electronics manufacturing company.
Mr. Monroe's prior experience includes being General Manager of the PhotoTelesis' Division of Raytheon TI Systems, Inc., Founder & Chief Technical Officer of Image Data Corporation, a communications technology company, and Vice-President of Research & Development and Vice-President, Product Line Manager, at Datapoint Corporation, a computer equipment manufacturer.

ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

     Mr. Linehan, President and Chief Executive Officer of ATP and its sole executive officer, receives no salary or fees, but indirectly benefits from payments made to Linehan Engineering, Inc. (See Item 13, "Certain Relationships and Related Transactions"). Each Director is entitled to receive travel expenses incurred by them in order to attend Directors' meetings.

Compensation Pursuant to Plans

Nonqualified Stock Options

     ATP has a nonqualified stock option plan authorizing the granting by the board of directors of stock options covering common stock to directors, officers, key management employees, independent contractors providing services to ATP or consultants to ATP. The exercise price per share cannot be less than 100 percent (or 110 percent in the case of options granted to holders of 10 percent or more of the then outstanding common stock) of the fair market value of ATP's common stock as determined by the board of directors on the date the options are granted, and the exercise period for the options cannot exceed 10 years from the date the options are granted. The options are immediately exercisable. Options are not transferable except by will or the laws of descent or distribution, and options expire within one year following termination of association with ATP. The aggregate number of options outstanding as of June 30, 1998, and September 30, 1999, was 200,000, all exercisable at $.4375.

Summary of Option Transactions

     The following table sets forth as to the directors of ATP the stock options outstanding during fiscal 1999. No options were exercised during fiscal 1999.

               Aggregated Options Exercised in Last
       Fiscal Year and Fiscal Year End Stock Option Values

                         Number of
                         Unexercised
          Shares         Stock Options       Value of
          Acquired or    at FY-End (All      Unexercised    Expiration
Name      Exercised      Exercisable)        Stock Options*    Date

J. H. Uptmore  None         100,000          $ 75,000     9/27/00
D. A. Monroe   None         100,000          $ 75,000     9/27/00

* all outstanding options held by Messrs. Uptmore and Monroe are exercisable at $.4375 per share. The market value of ATP's common stock at year end was $.75.


ITEM 12.  COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information about the Directors of ATP, which includes all persons known by ATP to own more than 5% of the Common Stock as of November 30, 1999, and all officers and Directors of ATP as a group as of September 30, 1999. Except as indicated, ATP believes that each of the below named persons has sole voting and investment power with respect to the shares shown and owns the shares indicated beneficially and of record. All of the Common Stock held by the persons described in the following table is available for sale under Rule 144 of the Securities and Exchange Commission. During 1999, 73,500 shares were divested by such persons or their affiliates pursuant to Rule 144.

                    Director       Number           Percent
Name                Since          of Shares      of Class (1)

Brenda Ray (2)
12544 Judson Road
San Antonio, TX 78233    1989           1,397,464       17.27%

James E. Turner
307 Wayside Drive
San Antonio, TX 78213    1986             370,221        4.58%

J. H. Uptmore (3)
P.O. Box 29389
San Antonio, TX 78229    1987             196,921        1.20%

David A. Monroe (4)
7800 I.H. 10 W
San Antonio, TX 78230    1989             147,229         .58%

J.W. Linehan
16607 Blanco Road
Suite 1504
San Antonio, TX 78232    1991              85,000        1.05%

Officers and Directors
  as a Group (5 persons)                2,196,835       24.68%
____________________

(1)  Excludes shares under options referred to in notes 3 and 4.

(2)  Includes 420,104 shares of Common Stock owned by the Jon
Philip Ray Family Trust of which Brenda Ray is a beneficiary.

(3) Includes 46,921 shares of Common Stock owned by J. H. Uptmore & Associates, Inc., of which Mr. Uptmore is President and Chairman of the Board and 100,000 shares of Common Stock underlying presently exercisable options held by Mr. Uptmore. (See
"Compensation Pursuant to Plans").

(4) Includes 100,000 shares of Common Stock underlying presently exercisable options held by Mr. Monroe. (See "Compensation
Pursuant to Plans").

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires ATP's directors, executive officers, and any persons holding more than ten percent (10%) of ATP's Common Stock to report their initial ownership of ATP's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and to provide copies of such reports to ATP. Based upon ATP's review of copies of such reports received by ATP, ATP believes that during the year ended September 30, 1999, all Section 16(a) filing requirements were satisfied, except for two inadvertently late filings of Form 4's, by Brenda Ray, one filed January 19, 1999, for a sale of 21,500 shares in November 1998, another filed July 20, 1999, for a sale of 37,000 shares on June 23, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since August 1995, ATP has had an administrative services agreement with Linehan Engineering, Inc. ("LEI"), a related-party entity owned by ATP's president. In 1999, 1998 and 1997, ATP paid LEI $36,000, $37,540 and $39,450, respectively.

     In June 1994, ATP entered into a Consulting Services Agreement with James E. Turner ("Turner") who is a director of ATP. In 1997, ATP paid Turner $17,500.

     In October 1996, ATP entered into a Consulting Services
Agreement with Brenda Ray, Inc. ("Ray"), a related party entity owned by a director of ATP. In 1999, 1998 and 1997, ATP paid Ray
$12,000, $12,000 and $9,000, respectively.

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

          2.   Financial Statement Schedules

               ATP did not meet any of the requirements to provide financial statement schedules for any of the fiscal years ended 1998, 1997 or 1996.

          3.   Exhibits

               The exhibits listed on the index to exhibits follows the signature page of this report.

     (b) ATP has filed the following Current Reports on Form 8-K since the filing of ATP's last 10-K:

          1. On September 17, 1998, ATP filed a Current Report on Form 8-K to disclose its intention to change its fiscal year end from June 30 to September 30 beginning the fiscal year ending September 30, 1999.
SIGNATURES

       Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, there unto duly authorized, in the City of San Antonio, State of Texas, as of December 23, 1999.

                                       ADVANCED TOBACCO PRODUCTS, INC.


Date:   December 23, 1999          By: /s/ J. W. Linehan
                                           J. W. Linehan, President,
                                           Chief Executive Officer and
                                           Chief Accounting Officer

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   December 23, 1999          By: /s/ J. W. Linehan
                                           J. W. Linehan, President,
                                           Chief Executive Officer,
                                           Chief Accounting Officer
                                           and Director



Date:   December 23, 1999          By: /s/ James E. Turner
                                       James E. Turner, Director



Date:   December 23, 1999          By: /s/ J. H. Uptmore
                                           J. H. Uptmore, Director



Date:   December 23, 1999          By: /s/ Brenda Ray
                                           Brenda Ray, Director


Date:                              By:
                                       David A. Monroe, Director

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

                                                             Page

Index to Financial Statements                                 F-1

Financial Statements

 Report of Independent Public Accountants                     F-2

 Balance Sheets - - Sept. 30, 1999 and 1998                   F-3

Statements of Income for the Year Ended
 Sept. 30, 1999, for the Three Month Period
 Ended Sept. 30, 1998, and for the Years Ended
 June 30, 1998 and 1997                                       F-4

Statements of Stockholders' Equity for the Year
 Ended Sept. 30, 1999, for the Three Month Period
 Ended Sept. 30, 1998, and for the Years Ended
 June 30, 1998 and 1997                                       F-5

Statements of Cash Flows for the Year Ended
 Sept. 30, 1999, for the Three Month Period
 Ended Sept. 30, 1998, and for the Years Ended
 June 30, 1998 and 1997                                       F-6

Notes to Financial Statements                                 F-7

             Report of Independent Public Accountants



To the Board of Directors and Stockholders of Advanced Tobacco Products, Inc.:

We have audited the accompanying balance sheets of Advanced Tobacco Products, Inc. (a Texas corporation) as of September 30, 1999, and 1998, and the related statements of income, stock-holders' equity and cash flows for the year ended September 30, 1999, the three month period ended September 30, 1998, and the years ended June 30, 1998, and 1997. These financial statements are the responsibility of the Company's management. Our respon-sibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Tobacco Products, Inc. as of September 30, 1999, and 1998, and the results of its operations and its cash flows for the year ended September 30, 1999, the three month period ended September 30, 1998, and the years ended June 30, 1998, and 1997, in conformity with generally accepted accounting principles.


San Antonio, Texas
October 27, 1999        /s/ Arthur Andersen LLP


                 ADVANCED TOBACCO PRODUCTS, INC.

             dba ADVANCED THERAPEUTIC PRODUCTS, INC.

           BALANCE SHEETS   SEPTEMBER 30, 1999 AND 1998


                                             1999            1998
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents         $   689,801     $   448,222
       Royalties receivable                  140,078         352,000
       Other receivables                       1,587            -
       Investments                           790,836         472,715

       Total current assets                1,622,302       1,272,937

LICENSE AGREEMENTS, less accumulated
         amortization of $46,995 and $40,315
         in 1999 and 1998, respectively      174,443         161,804


INVESTMENTS                                  953,379         977,015

       Total assets                      $ 2,750,124     $ 2,411,756

       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
       Accrued liabilities              $    14,074         585,599

       Total liabilities                     14,074         585,599

STOCKHOLDERS' EQUITY:
       Preferred stock, $100 par value;
         500,000 shares authorized;
         none issued
       Common stock, $.01 par value;
         30,000,000 shares authorized
         8,092,136 issued and outstanding    80,922          80,922
       Additional paid-in capital        12,544,878      12,544,878
       Accumulated deficit               (9,889,750)    (10,799,643)

       Total stockholders' equity         2,736,050       1,826,157

       Total liabilities and stockholders'
         equity                          $2,750,124      $2,411,756



            The accompanying notes are an integral part
                   of these financial statements

                              ADVANCED TOBACCO PRODUCTS, INC.

                        dba ADVANCED THERAPEUTIC PRODUCTS, INC.

                                     STATEMENTS OF INCOME

                                                      For the three         For the year ended
                              For the year ended      month period ended        June 30
                              September 30, 1999      September 30, 1998    1998            1997
REVENUES:
 Product Payment               $  964,582               $  352,000         $  516,600   $  157,200
  Total operating
  revenues                        964,582                  352,000            516,600      157,200

EXPENSES:
  General and
  administrative                  151,091                   40,866            126,796      141,176
  Total operating expenses        151,091                   40,866            126,796      141,176

INCOME FROM OPERATIONS            813,491                  311,134            389,804       16,024

OTHER INCOME:
  Interest income                  96,402                   20,624             77,317       78,734
  Total other income               96,402                   20,624             77,317       78,734

INCOME BEFORE INCOME TAXES        909,893                  331,758            467,121       94,758

NET INCOME                     $  909,893               $  331,758         $  467,121   $   94,758

INCOME PER COMMON SHARE -
  BASIC AND ASSUMING
  DILUTION                     $     0.11               $     0.04         $    0.06    $   0.01

WEIGHTED AVERAGE NUMBER
 OF SHARES OF COMMON
        STOCK OUTSTANDING       8,092,136                8,092,136          8,092,136    8,051,094

WEIGHTED AVERAGE NUMBER
 OF SHARES OF COMMON STOCK
 OUTSTANDING -
 ASSUMING DILUTION              8,195,340                8,216,836          8,205,502    8,168,504

CASH DIVIDENDS DECLARED
 PER SHARE OF COMMON
 STOCK                         $    --                 $     0.07          $    --      $    --


        The accompanying notes are an integral part of these financial statements.

                                   ADVANCED TOBACCO PRODUCTS, INC.

                              dba ADVANCED THERAPEUTIC PRODUCTS,
INC.

                                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        Additional
                      Common Stock     Common Stock      Paid-In      Accumulated
                         Shares           Amount         Capital       Deficit      Total
BALANCE,
 June 30, 1996          7,952,136       $   79,522     $12,528,778   $(11,126,830)  $1,481,470
  Net income                -                 -             -              94,758       94,758
  Exercise of stock
   options                140,000            1,400          16,100         -            17,500

BALANCE,
 June 30, 1997          8,092,136           80,922      12,544,878    (11,032,072)   1,593,728
  Net income                -                  -            -             467,121      467,121

BALANCE,
 June 30, 1998          8,092,136           80,922      12,544,878    (10,564,951)   2,060,849
  Net income                -                  -             -            331,758      331,758
  Dividends declared        -                  -             -           (566,450)    (566,450)

BALANCE,
 September 30, 1998     8,092,136           80,922      12,544,878    (10,799,643)   1,826,157
  Net income                -                  -             -            909,893      909,893

BALANCE,
 September 30, 1999     8,092,136       $   80,922     $12,544,878   $ (9,889,750)  $2,736,050


   The accompanying notes are an integral part of these financial statements.



                               ADVANCED TOBACCO PRODUCTS, INC.

                           dba ADVANCED THERAPEUTIC PRODUCTS, INC.

                                    STATEMENTS OF CASH FLOWS


                                                 For the three              For the year ended
                        For the year ended       month period ended               June 30
                        September 30, 1999       September 30, 1998         1998          1997
CASH FLOWS FROM
OPERATING
ACTIVITIES:
  Net income              $  909,893               $  331,758            $  467,121  $  94,758
  Adjustments to
   reconcile net
   income to net
   cash provided
   by(used in)
   operating
   activities:
 Amortization                  6,680                   1,670                  6,680      6,680
 Amortization of
  discount on
  investments                (73,343)                (21,551)               (72,318)   (76,342)
  (Increase) decrease in
   royalties receivable      211,922                  32,059               (304,520)   (79,539)
  Increase in other
   receivables                (1,587)                   --                     --         --
  Increase (decrease)
   in accrued liabilities     (5,075)                 16,343                 (3,958)     3,232

    Net cash provided by
    (used in) operating
    activities             1,048,490                 360,279                 93,005    (51,211)

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Purchase of license
   agreements and
   patent expenses           (19,319)                 (3,488)                (7,592)   (10,945)
  Purchase of investments   (899,142)                   --                 (500,859)  (343,385)
  Sale of investments        678,000                    --                  468,000    342,000
  Net cash used in
   investing activities     (240,461)                 (3,488)               (40,451)   (12,330)

CASH FLOWS FROM
 FINANCING ACTIVITIES
  Exercise of
   stock options               --                       --                     --       17,500
  Dividends paid            (566,450)                   --                     --         --
  Net cash provided by
  (used in) financing
  activities                (566,450)                   --                     --       17,500

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                 241,579                 356,791                 52,554    (46,041)

CASH AND CASH EQUIVALENTS,
 beginning of year           448,222                  91,431                 38,877     84,918

CASH AND CASH EQUIVALENTS,
 end of year              $  689,801              $  448,222             $   91,431   $ 38,877


  The accompanying notes are an integral part of these financial statements.

                  ADVANCED TOBACCO PRODUCTS, INC.

             d/b/a ADVANCED THERAPEUTIC PRODUCTS, INC.


                   NOTES TO FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Organization and Basis of Presentation

       Advanced Tobacco Products, Inc., d/b/a Advanced Therapeutic Products, Inc. ("ATP"), was formed in April 1983. Through September 1987, ATP was engaged in the manufacturing and marketing of a product based upon nicotine technology. In 1987, ATP sold certain nicotine technology and related assets to what is now known as Pharmacia & Upjohn, Inc. ("PNU"), a worldwide pharmaceutical company, for $3.6 million and the right to future product payments.

       Revenue Recognition and Current Operations

       The nicotine inhaler technology acquired from ATP forms the basis of the Nicotrol/Nicorette Inhaler ("Inhaler") developed by PNU for use in the nicotine replacement therapy ("NRT") market. ATP receives product payments from PNU's non-U.S. sales of the Inhaler equal to 3% of PNU's net sales to pharmacy distributors. Product payments from the sales of the Inhaler in the U.S. are 9.9% of PNU's net sales to McNeil Consumer Health Care, a Johnson & Johnson Company, which markets the Inhaler to pharmacies.

       In September 1992, ATP obtained an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke
 University. ATP has obtained several patents covering this technology. ATP believes that a dry powder nicotine inhaler has the potential to be a future generation NRT.

       Effective as of October 1993, ATP has an agreement with PNU under which, among other matters, ATP has the right to receive a royalty equal to .1% of net revenues received by PNU from the sale of any product using a nicotine impermeable copolymer technology. Under the terms of the agreement, ATP now receives royalties from the sales of the Nicotrol/Nicorette Patch ("Patch") by PNU.

       Concentration of Credit Risk

       ATP's revenues and product payments receivable are derived solely from PNU. ATP believes its associated exposure to credit risk is minimal. No allowance for doubtful accounts is considered necessary as of September 30, 1999, or 1998.

       Fiscal Year Change

       Effective September 1998, ATP changed its fiscal year ending June 30 to a fiscal year ending September 30; however, ATP's tax year continues to end on June 30. The three month transition period ended September 30, 1998, bridges the gap between ATP's old and new fiscal year ends. For comparative purposes, ATP's unaudited income statement for the three month period ended September 30, 1997, was as follows:

                          For the three months ended
                           September 30, 1997
                               (Unaudited)

       REVENUES:
         Product payments          $   20,656
         Total operating revenues      20,656

       EXPENSES:
         General and administrative    45,700
         Total operating expenses      45,700

       LOSS FROM OPERATIONS           (25,044)

       OTHER INCOME:
         Interest income               19,666
         Total other income            19,666

       LOSS BEFORE INCOME TAXES        (5,378)

       NET LOSS                    $   (5,378)


       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires ATP to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Income Per Share

       In February 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standard
 (SFAS)No. 128, "Earnings per Share," superseding Accounting Principles Board (APB) Opinion No. 15, "Earnings per Share." This statement replaces primary earnings per share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for potentially dilutive securities is included in basic EPS. Fully diluted EPS, now called dilutive EPS, is still required. This statement changes or eliminates several other requirements of APB 15.

SFAS No. 128 also requires the disclosures of a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income. The sole reconciling item for the year ended September 30, 1999, the three month period ended September 30, 1998, and the years ended June 30, 1998, and 1997, is the dilutive effect of stock options. These stock options had no effect on the numerator of the basic and diluted per-share computations for net income. The effects of the stock options on the denominator of the basic and diluted per-share computations of net income were as follows:

                                                          Weighted average
                     Weighted average                     number of shares
                     number of shares     Effect of       of Common Stock
                     of Common Stock      dilutive        outstanding -
                     outstanding          Stock Options   assuming dilution

For the year ended
 September 30, 1999     8,092,136           103,204         8,195,340

For the three month
period ended
September 30, 1998      8,092,136           124,700         8,216,836

For the year ended
 June 30, 1998          8,092,136           113,3661        8,205,502

For the year ended
 June 30, 1997          8,051,094           117,410         8,168,504



       Statements of Cash Flows

For purposes of determining cash flows, ATP considers all investments with original maturities of less than three months to be cash equivalents. There were no amounts paid by ATP for interest or income taxes during the years ended
September 30, 1999, June 30, 1998, and 1997, or during the three months ended September 30, 1998.

       License Agreement

       In fiscal year 1993, ATP entered into a license agreement for nicotine technology with Duke University. The term of the license agreement is for any period such nicotine technology is under patent. ATP capitalized the direct costs incurred in obtaining the license agreement plus patent prosecution expenses. These costs are being amortized on a straight-line basis over 20 years.

2.     INVESTMENTS:

       ATP's investments consist of U.S. Treasury zero coupon bonds which were purchased at a discount from their face value and are carried at amortized cost, which as of September 30, 1999, and 1998, approximates fair value. ATP intends to hold all investments to their respective maturities which range from November 1999, to May 2002. Investments maturing within one year of the balance sheet date are classified as current assets, while those investments maturing later than one year of the balance sheet date are classified as noncurrent assets in the accompanying balance sheets.

       U.S. Treasury zero coupon bonds held at September 30, 1999, and 1998, were as follows:

                                         Gross
                                      Unrealized
                          Carry        Holding        Fair
                          Amount    (Gain) Loss       Value
   1999:
     Current          $  790,836      $  2,077     $   788,759
     Long Term           953,379        15,931         937,448
                      $1,744,215      $ 18,008      $1,726,207

   1998:
     Current          $  472,715      $  1,818      $  470,897
     Long Term           977,015       (15,957)        992,972

                      $1,449,730      $(14,139)     $1,463,869


3.     FEDERAL INCOME TAXES:

   As of September 30, 1999, ATP has remaining tax net operating loss and tax credit carryforwards of approximately $8,900,000 and $48,000, respectively, which may be used to reduce taxes against future earnings. The net operating loss carryforwards expire between 2001 and 2011, while the tax credit carryforwards expire in 2000 and 2001. Net operating loss carry forwards expire as follows: $5,727,398 ($6,865,262 less $1,137,864 used for tax year ending June 30, 1999) on June 30, 2001, $1,938,997 on June 30,
 2002, $988,839 on June 30, 2003, $118,883 on June 30, 2004,
 $91,380 on June 30, 2005, and $34,107 on June 30, 2011.  For
 financial reporting purposes, ATP has not recognized a deferred tax asset or liability resulting from temporary differences as the tax effects of such differences are immaterial.

   The tax effects of the various loss and credit carryforwards are as follows:


                                           September 30
                                         1999         1998
   Deferred income tax
     assets -
      Net operating loss
        carryforwards                $ 3,026,000    $ 3,410,000
      Corporate capital loss
        carryforward                       --            23,800
      Tax credit
        carryforwards                     48,000        102,000

      Total gross deferred
        tax assets                     3,074,000      3,535,800

      Less - Valuation
        allowance                     (3,074,000)    (3,535,800)

      Net deferred tax
        assets                    $       -         $      -


   As ATP has generated significant net operating losses in prior years. Given the historical loss history of ATP, a valuation allowance of 3,074,000 has been established at September 30, 1999. ATP will reevaluate the necessity for such valuation allowance in the future.

4.     NONQUALIFIED STOCK OPTION PLAN:

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for employee and nonemployee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their stock-based compensation arrangements. Under the fair value method, the compensation cost is based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. However, SFAS No. 123 allows entities to measure compensation cost using the intrinsic value method of accounting prescribed by
APB Opinion No. 25, "Accounting for Stock Issue to Employees" (APB
 25), provided that the necessary disclosures required by FAS No. 123 are made. ATP has elected to continue to apply APB 25 in accounting for its stock option plan.

ATP has a nonqualified stock option plan authorizing the granting by the board of directors of stock options to officers, key management employees, independent contractors providing services to ATP or consultants of ATP.

The exercise price per share cannot be less than 100 percent (or 110 percent in the case of options granted to holders of 10 percent or more of the then outstanding common stock) of the fair market value of ATP's common stock on the date the options are granted, and the exercise period for the options cannot exceed 10 years from the date the options are granted. Options are immediately exercisabloe, are not transfersable except by will or the laws of descent or distribution, and expire within one year following termination of association with ATP. The aggregate number of options outstanding and exercisable as of September 30, 1999, and 1998, was 200,000. Each of the outstanding options has an exercise price of $.4375 per share and expire in September
2000. The following table summarizes the activity in the Company's stock option plan:

                   For all periods subse-      For the Year Ended
                   quent to June 30, 1997      June 30, 1997

                              Weighted-                  Weighted-
                              Average                    Average
                              Exercise                   Exercise
                   Shares     Price             Shares   Price

Outstanding at
 beginning of
 period            200,000    $.4375           340,000   $.3088
    Granted
    Exercised                                 (140,000)   .1250

Outstanding at
 end of period     200,000    $.4375           200,000   $.4375

Exercised at
 end of period     200,000    $.4375           200,000   $.4375


5.  RELATED-PARTY TRANSCTIONS:

    Since August 1995, ATP has had an administrative services agreement with Linehan Engineering, Inc. ("LEI"), a related-party entity owned by ATP's president. During the year ended September 30, 1999, the three months ended September 30, 1998, and the years ended June 30, 1998, and 1997, ATP paid LEI $36,000, $10,800, $37,540 and $39,450, respectively, for administrative services.

    In June 1994, ATP entered into a consulting services agreement with James E. Turner ("Turner"), who is a director of ATP.
During the year ended June 30, 1997, ATP paid Turner $17,500 for conuslting services.

     In October 1996, ATP entered into a consulting services agreement with Brenda Ray, Inc. ("Ray"), a related entity owned by a director of ATP. During the year ended
September 30, 1999, the three months ended September 30, 1998, and the years ended June 30, 1998, and 1997, ATP paid Ray $12,000,
$3,000, $12,000 and $9,000, respectively, for consulting services.

6.  SUBSEQUENT EVENTS:

     On November 23, 1999, ATP declared a dividend of $.15 per share payable on January 10, 2000, to shareholders of record as of December 17, 1999. The $.15 per share dividend is based upon ATP's earnings for fiscal 1999 and the transitional period July 1, 1998, to September 30, 1998.

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

 16.2         Letter regarding change in Certifying Accountant,
                  filed as an exhibit to the Form 8, Amendment No. 1, dated December 12, 1991

 16.3         Current Report on Form 8-K regarding the
                  Registrant's disclosure of its intention to change its fiscal year end from June 30 to September 30, beginning the fiscal year ending September 30, 1999.

 23.1         Consent of Independent Public Accountants filed as
                  an exhibit to this Form 10-K, dated December 27, 1999.