Form 10-Q
period 1999-12-31
ADVANCED TOBACCO PRODUCTS INC
filed 2000-02-14
CIK 737717

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                 8,092,136 as of December 31, 1999




ADVANCED TOBACCO PRODUCTS, INC.    PART I - FINANCIAL INFORMATION
dba ADVANCED THERAPEUTIC           ITEM 1:  Financial Statements
PRODUCTS, INC.
BALANCE SHEETS

                                     (Unaudited)      (Audited)
                                    December 31      September 30
                                        1999            1999
ASSETS:

CURRENT ASSETS:
      Cash & cash equivalents        $1,203,967       $  689,801
      Investments                       486,966          790,836
      Royalties Receivable              231,941          140,078
      Other Receivables                   -0-              1,587

         Total current assets:       $1,922,874       $1,622,302

LICENSE AGREEMENTS, Net:                170,478          174,443

INVESTMENTS:                            774,692          953,379

         TOTAL ASSETS:               $2,868,044       $2,750,124



LIABILITIES AND SHAREHOLDERS'
 EQUITY:

LIABILITIES:
       Accounts payable               $   8,068       $   14,074

         TOTAL LIABILITIES:               8,068           14,074

SHAREHOLDER'S EQUITY:
  Common stock, $.01 par value;
   30,000,000 shares authorized;
   8,192,136 shares and 8,092,136
   shares issued and outstanding
   as of December 31, 1999, and
   September 30, 1999, respectfully      81,922           80,922
  Additional paid-in-capital         12,587,628       12,544,878
  Accumulated deficit                (9,809,574)      (9,889,750)

  TOTAL STOCKHOLDERS' EQUITY:         2,859,976        2,736,050

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY:              $2,868,044       $2,750,124




ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF INCOME (LOSS)


                                                    (Unaudited)
                                   Three Months Ended December 31

                                        1999                 1998

REVENUES:
   Royalty Income, Net              $  91,863         $ 317,900
     Total operating revenues:         91,863           317,900

EXPENSES:
   General and administrative          43,148            46,160
     Total operating expenses:         43,148            46,160

INCOME FROM OPERATIONS:                48,715           271,740

OTHER INCOME:
   Interest Income                     31,461            27,340
     Total other income:               31,461            27,340

NET INCOME:                         $  80,176         $ 299,080

WEIGHTED AVERAGED NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING:                       8,115,946         8,092,136

WEIGHTED AVERAGED NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING - ASSUMING DILUTION:   8,183,627         8,202,880

INCOME PER COMMON SHARE -
 BASIC AND ASSUMING DILUTION          $   .01           $   .04






ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC
PRODUCTS, INC.
STATEMENTS OF CASH FLOWS


                                              (Unaudited)
                                   Three Months Ended December 31
                                           1999           1998
CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net income:                        $   80,176      $  299,080
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Amortization                         3,965           1,670
      Amortization of discount on
       investments                       (15,856)        (19,087)
   Increase in cash flows from
    changes in operating assets
    and liabilities
      Royalties receivable               (91,863)       (317,900)
      Accounts payable                    (6,006)         (3,535)
       Net cash used by operations:      (29,584)        (39,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of license agreements and
  patent expenses                          -0-              (588)
 Purchase of investments                   -0-              -0-
 Sale of investments                     500,000         278,000
   Net cash provided (used) by
    investments:                         500,000         277,412

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of Stock Options               43,750           -0-
    Net cash provided by financing:       43,750           -0-

NET INCREASE IN CASH AND CASH
  EQUIVALENTS:                           514,166         237,640

CASH & CASH EQUIVALENTS AT BEGINNING
 OF PERIOD:                              689,801         449,481

CASH & CASH EQUIVALENTS AT END
 OF PERIOD:                           $1,203,967        $687,121




NOTES TO FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Advanced Tobacco Products, Inc., dba Advanced Therapeutic Products, Inc. ("ATP") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made to the accompanying financial statements which are, in the opinion of ATP's management, necessary for the fair presentation of ATP's results of operations for the period covered. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although ATP believes that the disclosures are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in ATP's Annual Report on Form 10-K as of September 30, 1999.


Item 2:     Management's Discussion and Analysis of Financial
Condition and Results of Operation


RESULTS OF OPERATIONS

In 1987, ATP sold patented nicotine technology, which forms the basis of the Nicorette(r)/Nicotrol(r) Inhaler ("Inhaler"), to what is now known as Pharmacia & Upjohn; Inc. ("PNU") in exchange for product payments. Product payments from the non U.S. sales of the Inhaler are 3% of PNU's net sales to pharmacy distributors. Product payments from the sales of the Inhaler in the U.S. are 9.9% of PNU's net sales to McNeil Consumer Health Care("McNeil"), a Johnson & Johnson Company, which markets the Inhaler to pharmacies.

Product payments are payable on a country by country basis for the greater of 10 years following the date of the first commercial sale or the expiration of all issued patents enforceable in such countries. If the net sales to pharmacy distributors cannot be obtained or is not disclosed, as is the case with regard to McNeil, net sales are determined by multiplying the net sales of PNU to McNeil by 3.3 (in effect, 9.9% of PNU's sales to McNeil). There are product payment limitations in the event of the sale of a nicotine vapor product competitive with the Inhaler. There are product payment limitations when product payment calculations exceed certain ceilings as more completely described in ATP's Annual Report on Form 10-K as of September 30, 1999.

McNeil launched the Inhaler nationwide in the U.S. as a prescription product in September 1998. PNU has introduced the Inhaler, primarily as an over-the-counter product, in the United Kingdom, Mexico, Australia, Norway, Sweden, Denmark, Italy, Austria, The Netherlands, Belgium, Finland, Iceland, Gibraltar, New Zealand, Ireland and Hong Kong. ATP understands that additional country launches are planned by PNU to occur as regulatory approvals are granted.

The Inhaler is the first and only form of nicotine replacement therapy ("NRT") designed to help control a smoker's cravings for cigarettes while providing a key behavioral component of smoking--the hand-to-mouth ritual. The Inhaler consists of a mouthpiece and a cartridge containing nicotine. The user puffs on the mouthpiece to inhale the nicotine which is then absorbed through the lining of the mouth.

In September 1992, ATP obtained an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke
University. ATP has obtained several patents covering this technology. ATP believes that a dry powder nicotine inhaler has the potential to be a future generation NRT.

Effective as of October 1993, ATP has an agreement with PNU under which, among other matters, ATP has the right to receive a royalty equal to .1% of net revenues received by PNU from the sale of any product using a nicotine impermeable copolymer technology. Under the terms of the agreement, ATP now receives royalties from the sales of the Nicorette(r)/Nicotrol(r) Patch by PNU.

LIQUIDITY AND CAPITAL RESOURCES

Cash resources, including investments, available on December 31, 1999, were approximately $2,470,000 as compared to approximately $1,880,000 as of December 31, 1998. On January 10, 2000, ATP
paid dividends aggregating $1,228,820, or 15 cents per share.

COMPARISON OF SELECTED FINANCIAL DATA

Operating Revenues for the three month period ending December 31, 1999, decreased to $91,863, as compared to $317,900 for the three month period ending December 31, 1998. This decrease is due to a decrease in product payments from PNU for the Inhaler.

Interest income for the three month period ending December 31, 1999, increased to $31,461, as compared to $27,340 for the three month period ending December 31, 1998. This increase is primarily due to an increase in cash resources available to ATP.

Net income for the three month period ending December 31, 1999, decreased to $80,176, as compared to $299,080 for the three month period ending December 31, 1998. This decrease is due to a decrease in product payments from PNU for the Inhaler.

General and administrative expenses for the three month period ending December 31, 1999, decreased to $43,148, as compared to $46,160 for the three month period ending December 31, 1998.
This decrease is primarily due to minor variations in administrative costs.


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


                                  ADVANCED TOBACCO PRODUCTS. INC.
                                  (Registrant)

Dated:     February 11, 2000

                                  By:/s/ J.W.. Linehan
                                     J.W. Linehan, Executive
                                   Officer and Chief Accounting
                                   Officer