Form 10-Q
period 2000-03-31
ADVANCED TOBACCO PRODUCTS INC
filed 2000-05-15
CIK 737717

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     8,192,136 as of March 31, 2000
ADVANCED TOBACCO PRODUCTS, INC.     PART I - FINANCIAL INFORMATION
dba ADVANCED THERAPEUTIC            ITEM 1:  Financial Statements
PRODUCTS, INC.
BALANCE SHEETS
                                     (Unaudited)      (Audited)
                                      March 31        September 30
                                       2000              1999
ASSETS:

CURRENT ASSETS:

    Cash & cash equivalents        $   40,277        $  689,801
    Investments                       491,351           790,836
    Royalties Receivable              171,682           140,078
    Other Receivables                   -0-               1,587

          Total current assets:    $  703,310        $1,622,302


LICENSE AGREEMENTS, Net:              166,513           174,443

INVESTMENTS:                          935,037           953,379

          TOTAL ASSETS:            $1,804,860        $2,750,124


LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
    Accounts payable                $   4,961        $   14,074

          TOTAL LIABILITIES:            4,961            14,074

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value;
    30,000,000 shares authorized;
    8,192,136 shares and 8,092,136
    shares issued and outstanding
    as of March 31, 2000, and
    September 30,1999 respectfully     81,922           80,922
    Additional paid-in-capital     12,587,628       12,544,878
    Accumulated deficit           (10,869,651)      (9,889,750)

    TOTAL STOCKHOLDERS' EQUITY:     1,799,899        2,736,050

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY:          $1,804,860       $2,750,124

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF INCOME (LOSS)




                                                (Unaudited)
                                        Three Months Ended March 31
                                          2000            1999

REVENUES:
  Royalty Income, Net                  $ 182,153        $ 236,281
          Total operating revenues:       182,153          236,281


EXPENSES:
  General and administrative              31,561           31,447
          Total operating expenses:       31,561           31,447


INCOME FROM OPERATIONS:                  150,592          204,834


OTHER INCOME:
  Interest Income                         18,150           19,873
          Total other income:             18,150           19,873

NET INCOME:                            $ 168,742        $ 224,707


WEIGHTED AVERAGED NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING:        8,192,136        8,092,136


WEIGHTED AVERAGED NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING -
   ASSUMING DILUTION:                  8,195,624       8,208,730


INCOME PER COMMON SHARE - BASIC AND
  ASSUMING DILUTION                       $ .02            $ .03

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENT OF INCOME (LOSS)




                                                (Unaudited)
                                          Six Months Ended March 31
                                           2000           1999
REVENUES:
   Royalty Income, Net                   $274,016        $554,181
       Total operating revenues:          274,016         554,181

EXPENSES:
  General and administrative               74,709          77,607
       Total operating expenses:           74,709          77,607

INCOME (LOSS) FROM OPERATIONS:            199,307         476,574

OTHER INCOME:
  Interest Income                          49,612          47,213
       Total other income:                 49,612          47,213

NET INCOME:                              $248,919        $523,787

WEIGHTED AVERAGED NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING:          8,104,533       8,092,136

WEIGHTED AVERAGED NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING -
  ASSUMING DILUTION:                    8,149,953       8,206,066

INCOME PER COMMON SHARE - BASIC AND
  ASSUMING DILUTION                       $ .03           $ .06

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF CASH FLOWS


                                                (Unaudited)
                                         Six Months Ended March 31
                                           2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income:                            $248,919       $523,787
 Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Amortization of license agreements       7,930          3,340
  Amortization of discount on investments(33,580)       (35,989)

  Increase in cash flows from changes
   in operating assets and liabilities
    Accrued royalties                       -0-         117,670
  Royalties receivable                   (30,017)       (22,178)
    Accounts payable                      (9,113)        (4,209)
    Net cash provided by operating
      activities:                        184,139       (582,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of license agreements and
   patent expenses                         -0-           (5,614)
 Purchase of investments                (148,593)      (499,359)
 Sale of investments                     500,000        278,000
    Net cash used in investing
      activities:                        351,407       (226,973)



CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of Stock Options               43,750          -0-
  Dividends Paid                      (1,228,820)      (566,450)
    Net cash used in financing
     activities:                      (1,185,070)      (566,450)


NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS:                (649,524)      (211,002)

CASH & CASH EQUIVALENTS AT
   BEGINNING OF PERIOD:                  689,801        449,481

CASH & CASH EQUIVALENTS AT
   END OF PERIOD:                       $ 40,277       $238,479






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


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation


RESULTS OF OPERATIONS

In 1987, ATP sold patented nicotine technology, which forms the basis of the Nicorette(r)/Nicotrol(r) Inhaler ("Inhaler"), to what is now known as Pharmacia Corporation("PHA") in exchange for product payments. Product payments from the non U.S. sales of the Inhaler are 3% of PHA's net sales to pharmacy distributors.
Product payments from the sales of the Inhaler in the U.S. are 9.9% of PHA's net sales to McNeil Consumer Health Care ("McNeil"), a Johnson & Johnson Company, which markets the Inhaler to pharmacies.

Product payments are payable on a country by country basis for the greater of 10 years following the date of the first commercial sale or the expiration of all issued patents enforceable in such countries. If the net sales to pharmacy distributors cannot be obtained or are not disclosed, as is the case with regard to McNeil, net sales are determined by multiplying the net sales of PHA to McNeil by 3.3 (in effect, 9.9% of PHA's sales to McNeil). There are product payment limitations in the event of the sale of a nicotine vapor product competitive with the Inhaler. There are product payment limitations when product payment calculations exceed certain ceilings, as more completely described in ATP's Annual Report on Form 10-K as of September 30, 1999.

McNeil launched the Inhaler nationwide in the U.S. as a prescription product in September 1998. PHA has introduced the Inhaler, primarily as an over-the-counter product, in the United Kingdom, Mexico, Australia, Norway, Sweden, Denmark, Italy, Austria, The Netherlands, Belgium, Finland, Iceland, Gibraltar, New Zealand, Ireland and Hong Kong. ATP understands that additional country launches are planned by PHA to occur as regulatory approvals are granted.

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

Effective as of October 1993, ATP has an agreement with PHA under which, among other matters, ATP has the right to receive a royalty equal to .1% of net revenues received by PHA from the sale of any product using a nicotine impermeable copolymer technology. Under the terms of the agreement, ATP now receives royalties from the sales of PHA's Nicorette(r)/Nicotrol(r) Patch.

LIQUIDITY AND CAPITAL RESOURCES

Cash resources, including investments, available on March 31, 2000, were approximately $1,467,000, as compared to approximately
$1,944,000 as of March 31, 1999.  On January 10, 2000, ATP paid dividends aggregating $1,228,820 or 15 cents per share.

COMPARISON OF SELECTED FINANCIAL DATA

Operating Revenues for the six month period ending March 31, 2000, decreased to $274,016, as compared to $554,181 for the six month period ending March 31, 1999. This decrease is due to a decrease in Inhaler product payments from PHA.

Interest income for the six month period ending March 31, 2000, increased to $49,612, as compared to $47,213 for the six month period ending March 31, 1999. This increase is primarily due to minor variations in interest earned on investments.

Net income for the six month period ending March 31, 2000, decreased to $248,919, as compared to $523,787 for the six month period ending March 31, 1999. This decrease is due to a decrease in Inhaler Product payments from PHA.

General and administrative expenses for the six month period ending March 31, 2000, decreased to $74,709, as compared to $77,607 for the six month period ending March 31, 1999. This decrease is primarily due to minor variations in administrative costs.


PART II - OTHER INFORMATION

Item 1:     Legal Proceedings. None

Item 2:     Changes in Securities and Use of Proceeds. None

Item 3:     Defaults Upon Senior Securities. None

Item 4:     Submission of Matters to a Vote of Security Holders.
            None

Item 5:     Other Information. None

Item 6:     Exhibits and Reports on Form 8-K. None -


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            ADVANCED TOBACCO PRODUCTS. INC.
                            (Registrant)

Dated:     May 15, 2000

                           By:/s/ J. W. Linehan
                              J.W. Linehan, Chief
                              Executive Officer and
                              Chief Accounting Officer





































9