Form 10-Q
period 2000-06-30
ADVANCED TOBACCO PRODUCTS INC
filed 2000-08-14
CIK 737717

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     8,192,136 as of June 30, 2000

ADVANCED TOBACCO PRODUCTS, INC.     PART I - FINANCIAL INFORMATION
dba ADVANCED THERAPEUTIC            ITEM 1:  Financial Statements
PRODUCTS, INC.
BALANCE SHEETS
                                     (Unaudited)      (Audited)
                                      June 30        September 30
                                       2000              1999
ASSETS:

CURRENT ASSETS:

    Cash & cash equivalents         $ 132,341        $  689,801
    Investments                       459,429           790,836
    Royalties Receivable              114,708           140,078
    Other Receivables                   -0-               1,587

          Total current assets:    $  706,478        $1,622,302


LICENSE AGREEMENTS, Net:              183,412           174,443

INVESTMENTS:                        1,027,309            953,379

          TOTAL ASSETS:            $1,917,199        $2,750,124


LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
    Accounts payable                $   6,957        $   14,074

          TOTAL LIABILITIES:            6,957            14,074

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value;
    30,000,000 shares authorized;
    8,192,136 shares and 8,092,136
    shares issued and outstanding
    as of June 30, 2000, and
    September 30,1999 respectfully     81,922           80,922
    Additional paid-in-capital     12,587,628       12,544,878
    Accumulated deficit           (10,759,308)      (9,889,750)

    TOTAL STOCKHOLDERS' EQUITY:     1,910,242        2,736,050

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY:          $1,917,199       $2,750,124

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF INCOME




                                                (Unaudited)
                                        Three Months Ended June 30
                                          2000            1999

REVENUES:
  Royalty Income, Net                  $ 114,708        $ 304,250
          Total operating revenues:      114,708          304,250


EXPENSES:
  General and administrative              28,445           38,497
          Total operating expenses:       28,445           38,497


INCOME FROM OPERATIONS:                   86,263          265,753


OTHER INCOME:
  Interest Income                         24,080           22,876
          Total other income:             24,080           22,876

NET INCOME:                            $ 110,343        $ 288,629


WEIGHTED AVERAGED NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING:        8,192,136        8,092,136


WEIGHTED AVERAGED NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING -
   ASSUMING DILUTION:                  8,192,136       8,181,264


INCOME PER COMMON SHARE - BASIC AND
  ASSUMING DILUTION                       $ .015           $ .04

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF INCOME




                                                (Unaudited)
                                         Nine Months Ended June 30
                                           2000           1999
REVENUES:
   Royalty Income, Net                   $388,724        $858,431
       Total operating revenues:          388,724         858,431

EXPENSES:
  General and administrative              103,154         116,104
       Total operating expenses:          103,154         116,104

INCOME FROM OPERATIONS:                   285,570         742,327

OTHER INCOME:
  Interest Income                          73,692          70,089
       Total other income:                 73,692          70,089

NET INCOME:                              $359,262        $812,416

WEIGHTED AVERAGED NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING:          8,166,954       8,092,136

WEIGHTED AVERAGED NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING -
  ASSUMING DILUTION:                    8,182,132       8,198,943

INCOME PER COMMON SHARE - BASIC AND
  ASSUMING DILUTION                       $ .045          $ .10

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF CASH FLOWS


                                                (Unaudited)
                                         Nine Months Ended June 30
                                           2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income:                            $359,262       $812,416
 Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Amortization of license agreements      11,895          5,010
  Amortization of discount on investments(56,832)       (55,050)

  Increase in cash flows from changes
   in operating assets and liabilities
    Royalties receivable                  26,957       (208,758)
    Accounts payable                      (7,117)        (4,797)
    Net cash provided by operating
      activities:                        334,165        548,821

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of license agreements and
   patent expenses                       (20,864)        (5,885)
 Purchase of investments                (485,691)      (799,142)
 Maturity of investments                 800,000        478,000
    Net cash used in investing
      activities:                        293,445       (327,027)



CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of Stock Options               43,750          -0-
  Dividends Paid                      (1,228,820)      (566,450)
    Net cash used in financing
     activities:                      (1,185,070)      (566,450)


NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS:                (557,460)      (344,656)

CASH & CASH EQUIVALENTS AT
   BEGINNING OF PERIOD:                  689,801        449,481

CASH & CASH EQUIVALENTS AT
   END OF PERIOD:                       $132,341       $104,825



NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note One:  Revenue Recognition.

Until June 20, 2000, payments from U.S. sales of the Inhaler were 9.9% of PHA's net sales to McNeil Consumer Health Care ("McNeil"), a Johnson & Johnson Company, which marketed the Inhaler to pharmacies. Effective July 1, 2000, PHA reacquired, from McNeil, the rights to market the Inhaler in the U.S. Payments from the U.S. sales of the Inhaler will now be 3% of PHA's net sales.


          Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation


DISCUSSION OF OPERATIONS

In 1987, ATP sold patented nicotine technology, which forms the basis of the Nicorette /Nicotrol Inhaler ("Inhaler"), to what is now Pharmacia Corporation ("PHA"), in exchange for product payments. Payments from sales of the Inhaler, outside the U.S., are 3% of PHA's net sales to pharmacy distributors. Until June 20, 2000, payments from U.S. sales of the Inhaler were 9.9% of PHA's net sales to McNeil Consumer Health Care ("McNeil"), a Johnson & Johnson Company, which marketed the Inhaler to pharmacies. Effective July 1, 2000, PHA reacquired, from McNeil, the rights to market the Inhaler in the U.S. Payments from the U.S. sales of the Inhaler will now be 3% of PHA's net sales.
                              6
Product payments are payable on a country by country basis for the greater of 10 years following the date of the first commercial sale or the expiration of all issued patents enforceable in such countries. If the net sales to pharmacy distributors cannot be obtained or are not disclosed, as was the case with regard to McNeil, net sales are determined by multiplying the net sales of PHA to McNeil by 3.3 (in effect, 9.9% of PHA's sales to McNeil). There are payment limitations in the event of the sale of a nicotine vapor product competitive with the Inhaler. There are payment limitations when payment calculations exceed certain ceilings, as more completely described in ATP's Annual Report on Form 10-K as of September 30, 1999.

The Nicotrol Inhaler was launched nationwide in the U.S. as a prescription product in September 1998. PHA has introduced the Nicorette Inhaler, primarily as an over-the-counter product, in 16 European countries, Mexico, Australia, New Zealand, Hong Kong and Singapore. ATP understands that additional country launches are planned by PHA to occur as regulatory approvals are granted.

The Inhaler is the only nicotine replacement product designed to help control a smoker's cravings for cigarettes while providing a key behavioral component of smoking--the hand-to-mouth ritual. The Inhaler consists of a mouthpiece and a cartridge containing nicotine. The user puffs on the mouthpiece, inhaling the nicotine, which is then absorbed through the lining of the mouth.

In September 1992, ATP obtained an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University. ATP has obtained several patents covering this technology. ATP believes that a dry powder nicotine inhaler has the potential to be a future generation nicotine replacement product.

Effective as of October 1993, ATP has an agreement with PHA under which, among other matters, ATP has the right to receive a royalty equal to .1% of net revenues received by PHA from the sale of any product using a nicotine impermeable copolymer technology. Under the terms of the agreement, ATP now receives royalties from the sales of PHA's Nicorette /Nicotrol Patch.

LIQUIDITY AND CAPITAL RESOURCES

Cash resources, including investments, available on June 30, 2000, were $1,619,079, as compared to $1,929,488, as of June 30,
1999. On January 10, 2000, ATP paid dividends aggregating
$1,228,820, or 15 cents per share.


COMPARISON OF SELECTED FINANCIAL DATA

Operating Revenues for the nine month period ending June 30, 2000, decreased to $388,724, as compared to $858,431, for the nine month period ending June 30, 1999. This decrease is due to a decrease in payments from PHA.

Interest income for the nine month period ending June 30, 2000, increased to $73,692, as compared to $70,089, for the nine month period ending June 30, 1999. This increase is due to minor variations in interest earned on investments.

Net income for the nine month period ending June 30, 2000, decreased to $359,262, as compared to $812,416, for the nine month period ending June 30, 1999. This decrease is due to a decrease in payments from PHA.

General and administrative expenses for the nine month period ending June 30, 2000, decreased to $103,154, as compared to $116,104, for the nine month period ending June 30, 1999. This decrease is due to minor variations in administrative costs.


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

Dated:     August 14, 2000

By:     /s/ J. W. Linehan
     J. W. Linehan, Chief
     Executive Officer and
     Chief Accounting Officer