Form 10-K
period 2000-09-30
ADVANCED TOBACCO PRODUCTS INC
filed 2000-12-28
CIK 737717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                   FORM 10-K

          (Mark One)
          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2000

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

          As of November 30, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,300,000.

          As of November 30, 2000, the number of outstanding shares of Common Stock, $0.01 par value, of the registrant was 8,192,136.

                                   PART I

   ITEM 1.  BUSINESS

   Advanced Tobacco Products, Inc., d/b/a Advanced Therapeutic Products, Inc. ("ATP"), maintains a website at http://www/prnewswire.com/comp/117857.html.

   History and Relationship with Pharmacia Corporation

          ATP, 16607 Blanco Road, Suite 1504, San Antonio, Texas 78232,
   (210) 408-7077, is a Texas corporation formed in April 1983.

          ATP was organized to develop and market a product based upon nicotine technology. In 1987, ATP sold its nicotine technology and related assets to what is now known as Pharmacia Corporation ("PHA"), a worldwide pharmaceutical company that manufactures the Nicotrol /Nicorette Inhaler, Nicorette Chewing Gum, the
   Nicotrol /Nicorette  Patch and the Nicotrol /Nicorette  Nasal Spray.

          The nicotine technology acquired from ATP forms the basis of the Nicotrol /Nicorette Inhaler ("Inhaler") developed by PHA for use in the nicotine replacement therapy market. See "Pharmacia Corporation Agreement." ATP receives product payments from sales of the Inhaler outside the U.S. equal to 3% of PHA's net sales to pharmacy distributors. Until June 30, 2000, payments from U.S. sales of the Inhaler were 9.9% of PHA's net sales to McNeil Consumer Health Care ("McNeil"), a Johnson
   & Johnson Company, which marketed the Inhaler to pharmacies.
   Effective July 1, 2000, PHA reacquired, from McNeil, the rights to market the Inhaler in the U.S. Payments from the U.S. sales of the Inhaler will now be 3% of PHA's net sales.

          The Inhaler was launched nationwide in the U.S. as a prescription product in 1998. PHA has introduced the Nicorette Inhaler, primarily as an over-the-counter product, in 16 European countries, Mexico, Australia, New Zealand, Hong Kong, Taiwan and Singapore. ATP understands that additional country launches are planned by PHA to occur as regulatory approvals are granted.

          The Inhaler is the only nicotine replacement product designed to help control a smoker's cravings for cigarettes while providing a key behavioral component of smoking--the hand-to-mouth ritual. The Inhaler consists of a mouthpiece and a cartridge containing nicotine. The user puffs on the mouthpiece to inhale the nicotine which is then absorbed through the lining of the mouth.

   Current Operations

          ATP also has an agreement with PHA under which, among other matters, ATP has the right to receive a royalty equal to .1% of net revenues received by PHA from the sale of any product using a nicotine impermeable copolymer technology. Under the terms of the agreement, ATP receives royalties from the sales of the Nicotrol /Nicorette Patch ("Patch") by PHA.

          In addition, ATP has an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University. ATP has obtained several patents covering this technology. ATP believes that a dry powder nicotine inhaler has the potential to be a future generation nicotine replacement product.

   Pharmacia Corporation Technology Purchase Agreement

          ATP has the right to receive product payments from PHA with respect to the Inhaler as follows:

          Product payments of three percent (3%) of net sales (generally, sales by PHA to wholesale distributors) payable on a country by country basis for the greater of 10 years following the date of the first commercial sales or the expiration of all issued patents enforceable in such countries. If the net sales to wholesale distributors cannot be obtained or are not disclosed, as was the case with regard to McNeil, net sales are computed by multiplying the net sales of PHA to McNeil by 3.3 (in effect, product payments were 9.9% of PHA's sales to McNeil). There are product payment limitations in the event of the sale of a nicotine vapor product competitive with the Inhaler.

          As of October 1999, ATP entered into a Modification Agreement (the "Modification Agreement") with PHA to revise ATP's 1987 nicotine technology agreements with PHA. The Modification Agreement provides:

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

          Under ATP's original agreements with PHA, product payments in excess of $1,000,000 per year are to be reduced by fifty percent (50%) until the aggregate of such reductions equal the sum of $4,400,000 (the $4,400,000 is solely part of the product payment calculation and not an obligation of ATP). Under the Modification Agreement, the $4,400,000 amount remains; however, reductions in product payments are deferred as further described herein.

          For ATP's tax years ending June 30, 1999, June 30, 2000, and June 30, 2001 (see Item 7(a)), no reduction in product payments earned during these three (3) tax years shall be made unless product payments exceed the aggregate of $6,865,262, which represents the amount of net operating loss carryforwards expiring on June 30, 2001. For ATP's tax year ending June 30, 2002, no reduction in product payments earned during this tax year shall be made unless product payments exceed $1,938,997, which represents the amount of net operating loss carryforwards expiring on June 30, 2002.

          Any product payment earned in excess of the aggregate of $6,865,262 for the 1999, 2000 and 2001 tax years and in excess of $1,983,997 for the 2002 tax year will be applied to the $4,400,000 until such amounts aggregate $4,400,000. Beginning with the tax year ending June 30, 2003, product payments in excess of $1,000,000 per year will not be paid until any product payments made in the tax years ending June 1999, 2000, 2001 and 2002, that were in excess of ATP's original agreements with PHA, if any, have been applied against any remaining amount of the $4,400,000 and thereafter, if necessary, product payments in excess of $1,000,000 per year will be reduced by fifty percent (50%) until the aggregate of $4,400,000 is attained.

          ATP has the right to receive product payments for other nicotine product applications, if any, both pharmaceutical and non-pharmaceutical. PHA is not obligated to develop or sell any products using the technology developed by ATP.

   ITEM 2.  PROPERTIES

          ATP does not own any tangible fixed assets.

   ITEM 3.  LEGAL PROCEEDINGS

          ATP has no outstanding legal proceedings.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

                                  PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-HOLDER
   MATTERS

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

            FIRST           SECOND          THIRD           FOURTH
            QUARTER         QUARTER         QUARTER         QUARTER

           2000   1999     2000   1999     2000   1999     2000   1999

   HIGH    .97    1.25     .53    1.16      .38    .97      .28    .97

   LOW     .66     .72     .34     .69      .25    .63      .22    .66

          b)       Holders

                 There were approximately 1,850 shareholders of record of ATP's Common Stock at September 30, 2000.

          c)       Dividends

                 ATP anticipates declaring and paying dividends from time to time while substantial product payments are received from the sale of products under ATP's agreements with PHA.

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

                 On November 22, 2000, ATP declared a dividend of $.05 per share payable on January 10, 2001, to shareholders of record as of December 22, 2000. The $.05 per share dividend is based upon ATP's earnings for fiscal year ended September 30, 2000.

                                      ITEM 6 - SELECTED FINANCIAL DATA

   The following table sets forth for the indicated periods selected historical financial information for
   ATP.  Such information is derived from the financial statements of ATP included under Item 8 and should be read in conjunction with such financial statements, the related notes thereto and the information included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
   Operations."

                                                                 3 months Ended         Year Ended
                                  Year Ended June 30,            September 30,          September 30,
                             1996         1997        1998            1998            1999        2000

   Revenues                  --          157,200      516,600       352,000          964,582    496,516
   Net Income (loss)       (14,957)       94,758      467,121       331,758          909,893    447,328
   Net Income (loss) per
    share of common stock
     - basic               (0.002)        0.01         0.06           0.04            0.11        0.05
   Net Income (loss) per
    share of common stock
    - diluted              (0.002)        0.01         0.06           0.04            0.11        0.05
   Weighted average
    number of shares of
    common stock
    outstanding - basic    7,831,588   8,051,094    8,092,136       8,092,136        8,092,136    8,173,010
   Weighted average
    number of shares of
    common stock
    outstanding - diluted  7,831,588   8,168,504    8,205,502      8,216,836       8,195,340     8,180,833
   Cash provided by
    (used in)operations     (98,664)    (51,211)      93,005        360,279      1,048,490       435,978
   Increase (decrease)in
    cash and cash
    equivalents              (1,472)    (46,041)      52,554        356,791        241,579      (566,055)
   Balance sheet data
    to end of indicated
    periods
   Working capital         318,824       566,084     939,872        687,338       1,608,228      772,654
   Total assets           1,484,998    1,600,488   2,063,651      2,411,756       2,750,124    2,022,345
   Total stockholders'
    equity                1,481,470    1,593,728   2,060,849      1,826,157       2,736,050    1,998,308

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

                    a) Change in Fiscal Year

                 Beginning with fiscal 1999, ATP changed its fiscal year end from June 30 to September 30. Because ATP believes that the results of its operations for the transitional quarter ending September 30, 1998, were not generally affected, ATP believes its fiscal years 1998, 1999 and 2000 are comparable. ATP has not changed its tax year which remains with a June 30 year end.

          b)       Results of Operations

                 Operating revenues were $516,600, $964,582, and $496,516
   for the twelve months ended June 30, 1998, September 30, 1999, and 2000, respectively.

                 All revenues resulted from the recognition of product payments from PHA's sales of the Inhaler and the Patch. Product payments generated by the Patch were $11,165, $15,369, and $11,693 in fiscal 1998, 1999, and 2000, respectively.

                 General and administrative expenses
   were  $126,796,  $151,091 and $140,735 in fiscal 1998, 1999, and 2000, respectively.

                 Income from operations was $389,804, $813,491, and $355,781 in fiscal 1998, 1999, and 2000, respectively. The variances in income from operations from 1998 through 2000 were primarily due to the variances in product payments from PHA's sales of the Inhaler. ATP's net income for fiscal 2000 was $447,328, which included $91,547 of interest income.

          b)       Liquidity and Capital Resources

                 Cash and investments available on September 30, 2000, were approximately $1,725,000. ATP believes that its cash and investment resources are sufficient to meet its foreseeable needs.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and other matters required by this
   Item 8 are included on Pages F-1 and following.

   ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                  PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Mr. James E. Turner, age 52, has been a Director of ATP since November 1986. Mr. Turner was one of the founders and the Business Manager of NCC Group, Ltd., a research and development limited partnership which was a predecessor of ATP. Mr. Turner has been a consultant to PHA for in excess of the last five years.

          Mr. J. H. Uptmore, age 69, has been a Director of ATP since August 1987. Mr. Uptmore has been the President and Chairman of the Board of J. H. Uptmore & Associates, Inc., a construction contracting and development company, since 1974.

          Mr. J. W. Linehan, age 57, has been Director of ATP since June 1991, and President, Chief Executive Officer, Chief Financial Officer and Secretary of ATP since July 1, 1990. Since August 1, 1995,
   Mr. Linehan has been President and Chief Executive Officer of Linehan Engineering, Inc., an independent engineering company wholly owned by him.

          Ms. Brenda Ray, age 51, has been a Director of ATP since March 1989. Ms. Ray assisted in the original research and development of ATP's nicotine vapor inhalation technology. She is a consultant and has been President of Brenda Ray, Inc. since 1985.

          Mr. David A. Monroe, age 48, has been a Director of ATP since March 1989. Mr. Monroe is President and CEO of The Telesis Group, including PhotoTelesis Corporation, a government electronics manufacturing company, and e-Watch, Inc., a commercial electronics
   company.   Mr. Monroe's prior experience includes Division General
   Manager of Raytheon TI Systems, Inc., Founder & Chief Technical
   Officer of Image Data Corporation, a communications technology company, and Vice-President of Research & Development and Vice-President, Product Line Manager, at Datapoint Corporation, a computer equipment manufacturer.

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

   Compensation Pursuant to Plans

   Nonqualified Stock Options

          ATP has a nonqualified stock option plan authorizing the granting by the board of directors of stock options covering common stock to directors, officers, key management employees, independent contractors providing services to ATP or consultants to ATP. The exercise price per share cannot be less than 100 percent (or 110 percent in the case of stock options granted to holders of 10 percent or more of the then outstanding common stock) of the fair market value of ATP's common stock as determined by the board of directors on the date the stock options are granted, and the exercise period for the stock options cannot exceed 10 years from the date the stock options are granted. Stock options are immediately exercisable, are not transferable except by will or the laws of descent or distribution, and expire within one year following termination of association with ATP. The aggregate number of stock options outstanding as of September 30, 1999, were 200,000, all exercisable at $.4375 per share. During fiscal year 2000 options for 100,000 shares were exercised and options for 100,000 shares expired. No options remain outstanding as of September 30, 2000.

   Summary of Option Transactions

          The following table sets forth as to the directors of ATP the stock options exercised during fiscal 2000. No options were granted nor are any options outstanding at September 30, 2000.

          Aggregated Options Exercised in Last Fiscal Year

                               Shares
                            Acquired or                Value
            Name             Exercised               Realized

         J. H. Uptmore        100,000                $ 36,000



   ITEM 12.  COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT

          The following table sets forth certain information about the Directors of ATP, which includes all persons known by ATP to own more than 5% of the Common Stock as of November 30, 2000, and all officers and Directors of ATP as a group as of September 30, 2000. Except as indicated, ATP believes that each of the below named persons has sole voting and investment power with respect to the shares shown and owns the shares indicated beneficially and of record. All of the Common Stock held by the persons described in the following table is available for sale under Rule 144 of the Securities and Exchange Commission.




                              Director      Number            Percent
   Name                       Since         of Shares         of  Class

   Brenda Ray (1)
   12544 Judson Road
   San Antonio, TX 78233      1989          1,397,464          17.06%


   James E. Turner
   307 Wayside Drive
   San Antonio, TX 78213      1986            370,221           4.52%

   J. H. Uptmore  (2)
   P.O. Box 29389
   San Antonio, TX 78229      1987            196,921           2.40%

   David A. Monroe
   7800 I.H. 10 W
   San Antonio, TX 78230      1989             47,229            .58%

   J.W. Linehan
   16607 Blanco Road
   Suite 1504
   San Antonio, TX 78232      1991             85,000           1.04%

   Officers and Directors
     as a Group (5 persons)                2,0196,835          25.6%
   ____________________

   (1) Includes 420,104 shares of Common Stock owned by the Jon Philip Ray Family Trust of which Brenda Ray is a beneficiary.

   (2)       Includes 46,921 shares of Common Stock owned by J. H. Uptmore
   & Associates, Inc., of which Mr. Uptmore is President and Chairman of the Board.


   Compliance with Section 16(a) of the Exchange Act

          Section 16(a) of the Securities Exchange Act of 1934 requires ATP's directors, executive officers, and any persons holding more than ten percent (10%) of ATP's Common Stock to report their initial ownership of ATP's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and to provide copies of such reports to ATP. Based upon ATP's review of copies of such reports received by ATP, ATP believes that during the year ended
   September 30, 2000, all Section 16(a) filing requirements were satisfied except for the inadvertent failure of Mr. Uptmore to report 100,000 shares received by him upon the exercise of a stock option on December
   9, 1999; however, Mr. Uptmore filed the required Form 4 in December 2000.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

          Since August 1995, ATP has had an Administrative Services Agreement with Linehan Engineering, Inc. ("LEI"), a related-party entity owned by ATP's president. In 1998, 1999 and 2000, ATP paid LEI $37,540, $36,000, and $39,780, respectively.

          As of October 1, 2000, ATP entered into a Consulting Services Agreement with James E. Turner, a director of ATP, under which Mr. Turner agreed to act as a consultant of ATP until March 31, 2001, for a consulting fee of $5,000 per month. In addition, Mr. Turner was granted an option to purchase up to 100,000 shares of Common Stock, exercisable as to 30,000 shares immediately and an additional 70,000 shares becoming exercisable in the event of a business combination, or strategic alliance presented by Mr. Turner and approved by the Board of Directors of ATP prior to September 30, 2003. The options include an exercise price of $0.2813 per share and exercisable options expire September 30, 2005.

          In October 1996, ATP entered into a Consulting Services Agreement with Brenda Ray, Inc. ("Ray"), a related-party entity owned by a director of ATP. In 1998, 1999 and 2000, ATP paid Ray $12,000, $12,000, and
   $12,000, respectively.

                                   PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this Annual Report on Form 10-K:

                 1.  Financial Statements and Independent Auditors' Report

                     The financial statements listed in the index to
                      Financial statements follows the signature page
                     of this report.

                 2.  Financial Statement Schedules

                     ATP did not meet any of the requirements to provide financial statement schedules for any of the fiscal years ended 2000, 1999 or 1998.

                 3.  Exhibits

                     The exhibits listed on the index to exhibits follows the signature page of this report.

          (b) ATP has not filed any Current Reports on Form 8-K since the filing of ATP's last 10-K.

   SIGNATURES

          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, there unto duly authorized, in the City of San Antonio, State of Texas, as of December 22, 2000.

                                        ADVANCED TOBACCO PRODUCTS, INC.


   Date:  December 22, 2000             By:       /s/  J. W. Linehan
                                            J. W. Linehan, President,
                                            Chief Executive Officer and
                                            Chief Accounting Officer
   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Date:  December 22, 2000        By:  /s/  J. W. Linehan
                                       J.W. Linehan, President,
                                       Chief Executive Officer,
                                       Chief Accounting Officer
                                        and Director


   Date:  December 22, 2000        By:  /s/  James E. Turner
                                        James E. Turner, Director


   Date:  December 22, 2000        By:
                                        J.H. Uptmore, Director


   Date:  December 22, 2000        By:  /s/  Brenda Ray
                                        Brenda Ray, Director

   Date:  December 22, 2000        By:
                                        David A. Monroe, Director
   ADVANCED TOBACCO PRODUCTS, INC.
   dba ADVANCED THERAPEUTIC PRODUCTS, INC.


   Item 8. Financial Statements


   The following financial statements are included in response to Item 14
   (a):


                                                                   Page

   Index to Financial Statements                                    F-1

   Financial Statements

   Report of Independent Public Accountants                         F-2

   Balance Sheets - - September 30, 2000 and 1999                   F-3

   Statements of Income for the Years Ended
          September 30, 2000 and 1999, for the Three
          Month Period Ended September 30, 1998, and
          for the Year Ended June 30, 1998                          F-4

   Statements of Stockholders' Equity for the Years
          Ended September 30, 2000 and 1999, for the Three
          Month Period Ended September 30, 1998, and for
          the Year Ended June 30, 1998                              F-5

   Statements of Cash Flows for the Years Ended
          September 30, 2000 and 1999, for the Three Month
          Period Ended September 30, 1998, and for the Year
          Ended June 30, 1998                                       F-6

   Notes to Financial Statements                                    F-7







                                       F-1
                                                    ARTHUR ANDERSEN


   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To the Board of Directors and Stockholders of Advanced Tobacco Products, Inc., d/b/a
   Advanced Therapeutic Products, Inc.:

   We have audited the accompanying balance sheets of Advanced Tobacco Products, Inc. (a Texas corporation), d/b/a Advanced Therapeutic Products, Inc., as of September 30, 2000 and 1999, and the related statements of income, stockholders' equity and cash flows for the years ended September 30, 2000 and 1999, the three-month period ended September 30, 1998, and the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Tobacco Products, Inc. d/b/a Advanced Therapeutic Products, Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended September 30, 2000, and 1999, the three-month period ended September 30, 1998, and the year ended June 30, 1998, in conformity with accounting principles generally accepted in the United States.

   San Antonio, Texas                        By:   /s/  Arthur Andersen, LLP
   November 22, 2000


                                     F-2
            ADVANCED TOBACCO PRODUCTS, INC.
             dba ADVANCED THERAPEUTIC PRODUCTS, INC.
           BALANCE SHEETS   SEPTEMBER 30, 2000 AND 1999

                                               2000                 1999
   ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents           $  123,746           $ 689,801
       Payments receivable                    107,792             140,078
       Other receivables                         0                  1,587
       Investments                            565,153             790,836

       Total current assets                   796,691           1,622,302

   LICENSE AGREEMENTS, less accumulated
       amortization of $62,855 and
       $46,995 as of 2000 and 1999,
       respectively                           189,856             174,443

   INVESTMENTS                              1,035,798             953,379

       Total assets                       $ 2,022,345         $ 2,750,124

   LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES:
       Accrued liabilities                $    24,037         $    14,074

       Total liabilities                       24,037              14,074

   STOCKHOLDERS' EQUITY:
       Preferred stock, $100 par value;
          500,000 shares authorized;
          none issued
       Common stock, $.01 par value;
          30,000,000 shares authorized;
          8,192,136 and 8,092,136 issued
          and outstanding                       81,922              80,922
       Additional paid-in capital           12,587,628          12,544,878
       Accumulated deficit                 (10,671,242)         (9,889,750)

       Total stockholders' equity            1,998,308           2,736,050

       Total liabilities and
       stockholders' equity                 $2,022,345          $2,750,124

                The accompanying notes are an integral part
                  of these financial statements.

                                                ADVANCED TOBACCO PRODUCTS, INC.
                                           dba ADVANCED THERAPEUTIC PRODUCTS, INC.
                                                    STATEMENTS OF INCOME


                                  For the year ended                For the three-
                                  September 30,                     month period ended        For the year ended
                                   2000                1999        September 30, 1998         June 30, 1998

   REVENUES:
     Product payments            $ 496,516          $ 964,582          $  352,000               $  516,600
     Total operating revenues    $ 496,516          $ 964,582          $  352,000               $  516,600

   EXPENSES:
     General and administrative    140,735            151,091              40,866                  126,796
     Total operating expenses      140,735            151,091              40,866                  126,796

   INCOME FROM OPERATIONS          355,781            813,491             311,134                  389,804

   OTHER INCOME:
      Interest income               91,547             96,402              20,624                   77,317
      Total other income            91,547             96,402              20,624                   77,317

   INCOME BEFORE INCOME TAXES      447,328            909,893             331,758                  467,121

   NET INCOME                    $ 447,328          $ 909,893          $  331,758               $  467,121

   INCOME PER COMMON SHARE
     - BASIC                     $    0.05          $    0.11          $     0.04               $    0.06

   WEIGHTED AVERAGE NUMBER OF
    SHARES OF COMMON STOCK
    OUTSTANDING - BASIC           8,173,010          8,092,136          8,092,136                8,092,136

   INCOME PER COMMON SHARE
     - DILUTED                   $    0.05          $    0.11          $     0.04               $    0.06

   WEIGHTED AVERAGE NUMBER OF
    SHARES OF COMMON STOCK
    OUTSTANDING   DILUTED         8,180,833          8,195,340          8,216,836                8,205,502

   CASH DIVIDENDS DECLARED PER
    SHARE OF COMMON STOCK        $    0.15          $   --             $     0.07               $     --

     The accompanying notes are an integral part of these
                  financial statements.

                                        ADVANCED TOBACCO PRODUCTS, INC.
                                   dba ADVANCED THERAPEUTIC PRODUCTS, INC.
                                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                    Additional
                              Common Stock       Common Stock      Paid-In          Accumulated
                              Shares             Amount            Capital          Deficit        Total

   BALANCE, June 30, 1997     8,092,136           $ 80,922         $ 12,544,878     $ (11,032,072) $1,593,728
    Net income                   --                   --                --                467,121     467,121

   BALANCE, June 30, 1998     8,092,136             80,922           12,544,878       (10,564,951)  2,060,849
    Net income                   --                   --                --                331,758     331,758
    Dividends declared           --                    --                --              (566,450)   (566,450)

   BALANCE, September 30,
    1998                      8,092,136             80,922           12,544,878       (10,799,643)  1,826,157
    Net income                   --                    --                --               909,893     909,893

   BALANCE, September 30,
    1999                      8,092,136             80,922           12,544,878        (9,889,750)  2,736,050
    Net income                   --                    --                --               447,328     447,328
    Exercise of stock options   100,000              1,000               42,750             --         43,750
    Dividends declared           --                     --                 --          (1,228,820) (1,228,820)

   BALANCE, September 30,
    2000                      8,192,136           $ 81,922         $ 12,587,628     $ (10,671,242) $1,998,308

                   The accompanying notes are an integral part of
                                these financial statements.

                                               ADVANCED TOBACCO PRODUCTS, INC.
                                          dba ADVANCED THERAPEUTIC PRODUCTS, INC.
                                                 STATEMENTS OF CASH FLOWS
                                            For year ended               For the three-month
                                            September 30,                period ended              For year ended
                                            2000           1999          September 30, 1998        June 30, 1998
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                               $ 447,328      $ 909,893     $ 331,758                 $ 467,121
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
   Amortization of license agreements          15,860          6,680         1,670                    6,680
   Amortization of discount on
    investments                               (71,046)       (73,343)      (21,551)                 (72,318)
   (Increase) decrease in payments
    receivable                                 32,286        211,922        32,059                 (304,520)
   (Increase) decrease in other
    receivables                                 1,587         (1,587)         --                       --
   Increase (decrease) in accrued
    liabilities                                 9,963         (5,075)       16,343                   (3,958)
   Net cash provided by operating
    activities                                435,978      1,048,490       360,279                   93,005

   CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of license agreements
    and patent costs                          (31,273)       (19,319)       (3,488)                  (7,592)
   Purchase of investments                   (585,690)      (899,142)         -                    (500,859)
   Sale of investments                        800,000        678,000          --                    468,000
   Net cash provided by (used in)
    investing activities                      183,037       (240,461)       (3,488)                 (40,451)

   CASH FLOWS FROM FINANCING ACTIVITIES
   Exercise of stock options                   43,750           -              --                      --
   Dividends paid                          (1,228,820)      (566,450)          --                      --
   Net cash used in financing activities   (1,185,070)      (566,450)          --                      --

   NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                         (566,055)       241,579       356,791                   52,554

   CASH AND CASH EQUIVALENTS,
    beginning of year                         689,801        448,222        91,431                   38,877
   CASH AND CASH EQUIVALENTS,
    end of year                             $ 123,746      $ 689,801     $ 448,222                 $ 91,431

                      The accompanying notes are an integral part of
                                these financial statements.

                                                     F-6
                                 ADVANCED TOBACCO PRODUCTS, INC.
                         d/b/a ADVANCED THERAPEUTIC PRODUCTS, INC.
                             NOTES TO FINANCIAL STATEMENTS


   1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Organization and Basis of Presentation

          Advanced Tobacco Products, Inc. (a Texas Corporation), d/b/a Advanced Therapeutic Products, Inc. ("ATP"), was formed in April 1983. Through
              September
   1987, ATP was engaged in the manufacturing and marketing of a product based  upon
   nicotine technology.  In 1987, ATP sold certain nicotine technology and related
   assets to what is now Pharmacia Corporation ("PHA"), a worldwide pharmaceutical
   company, for $3.6 million and the right to future product payments.

          Revenue Recognition and Current Operations

                        The nicotine inhaler technology acquired from ATP forms the basis of the Nicotrol/Nicorette  Inhaler ("Inhaler") developed by PHA for use in
   the nicotine replacement therapy market.  Product payments from sales of the
   Inhaler, outside the U.S., are 3% of PHA's net sales to pharmacy distributors.
   Until June 30, 2000, payments from U.S. sales of the Inhaler were 9.9% of
             PHA's net
   sales to McNeil Consumer Health Care ("McNeil"), a Johnson & Johnson
           Company,
   which marketed the Inhaler to pharmacies. Effective July 1, 2000, PHA reacquired,
   from McNeil, the rights to market the Inhaler in the U.S. Payments from the U.S.
   sales of the Inhaler are now 3% of PHA's net sales. The agreement with PHA provides for quarterly product payments and includes a reduction provision that reduces the product payments in excess of $1 million per year by fifty percent until the aggregate of such reductions equal the sum of $4,400,000.
 Effective
   October 1999, the reduction provision was modified. For ATP's tax years ending June
   30, 1999, June 30, 2000 and June 30, 2001, no reduction in product payments earned during these three (3) tax years shall be made unless product payments exceed the aggregate of $6,865,262, which represents the amount of net operating loss carryforwards expiring on June 30, 2001.  For ATP's tax year ending
 June 30, 2002,
   no reduction in product payments earned during this tax year shall be made unless product payments exceed $1,938,997, which represents the amount of net operating loss carryforwards expiring on June 30, 2002.

                                            F-7
          Any product payment earned in excess of the aggregate of $6,865,262 for the
   1999, 2000 and 2001 tax years and in excess of $1,983,997 for the 2002 tax year
   will be applied to the $4,400,000 until such amounts aggregate $4,400,000. Beginning with the tax year ending June 30, 2003, product payments in excess of
   $1,000,000 per year will not be paid until any product payments made in the tax
   years ending June 1999, 2000, 2001 and 2002, that were in excess of ATP's original agreements with PHA, if any,  have been applied against any remaining amount of the
   $4,400,000 and thereafter, if necessary, product payments in excess of $1,000,000 per year will be reduced by fifty percent (50%) until the aggregate of $4,400,000 is attained.

          In addition, ATP has an agreement with PHA under which, among other matters, ATP has the right to receive a royalty equal to .1% of net revenues received by PHA from the sale of any product using a nicotine impermeable copolymer
   technology. Under the terms of the agreement, ATP receives royalties from the sales of PHA's Nicotrol/Nicorette  Patch.

   ATP also has an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University. ATP has obtained several
   patents covering this technology. ATP believes that a dry powder nicotine inhaler has the potential to be a future generation nicotine replacement product.

          ATP recognizes revenues from PHA at the time PHA has sales of its related product. In December 1999, the Securities and Exchange Commission issued
 Staff
   Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements,"
   which provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is required to be
   implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999. ATP has reviewed the guidance contained in SAB No.
101 and
   believes that its current accounting policies and disclosures are appropriate
and
   address the requirements of SAB No. 101.

          Concentration of Credit Risk

                        ATP's product payments and payments receivable are derived solely from PHA. ATP believes its associated exposure to credit risk is minimal.
   No allowance for doubtful accounts is considered necessary at September 30, 2000 or 1999.

          Fiscal Year Change

          Effective September 1998, ATP changed its fiscal year ending
 June 30 to
 a
   fiscal year ending September 30; however, ATP's tax year continues to end on June 30. The three month transition period ended September 30, 1998, bridges
   the gap between ATP's old and new fiscal year ends. For comparative purposes, ATP's unaudited statement of operations for the three month period ended September 30, 1997, was as follows:

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

          Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires ATP to make estimates
   and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Net Income Per Share

          ATP adopted Statement of Financial Accounting Standards No. 128 (SFAS 128),
   "Earnings per Share," in the first quarter of fiscal year 1998. SFAS 128 requires presentation of basic earning per share and diluted earnings per share, simplifies computational guidelines, and increases the comparability of earnings per share on an international basis. Basic earnings per common share is based on the weighted average number of common shares outstanding during the respective years. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.

          The following is a reconciliation of the denominators of the basic and diluted per-share computations for net income:
                                                           Weighted average
             Weighted average                              number of shares
               number of shares            Effect of         of Common Stock
               of Common Stock             dilutive          outstanding -
                    outstanding - Basic         Stock Options     Diluted

   For the
   year ended
   September 30,
   2000                8,173,010                   7,823            8,180,833

   For the
   year ended
   September 30,
   1999                8,092,136                 103,204            8,195,340

   For three-month
   period ended
   September 30,
   1998                8,092,136                 124,700            8,216,836

   For the
   year ended
   June 30, 1998       8,092,136                 113,366            8,205,502

          Statements of Cash Flows

          For purposes of determining cash flows, ATP considers all investments with original maturities of less than three months to be cash equivalents.
  Interest
   paid during the years ended September 30, 2000 and 1999, and June 30, 1998, and during the three months ended September 30, 1998, was $303, $ -0-, $ -0-, and $-0-, respectively.  Income taxes paid during the years ended
 September 30, 2000 and
   1999, and June 30, 1998, and during the three-months ended
 September 30, 1998, was
   $ -0-, $ -0-,$-0-, and $1,233, respectively.

          License Agreement

          In fiscal year 1993, ATP entered into a license agreement for nicotine technology with Duke University. The term of the license agreement is for any
   period such nicotine technology is under patent. ATP capitalized the direct costs incurred in obtaining the license agreement plus patent prosecution costs. These costs are being amortized on a straight-line basis over 20 years.

          Stock-Based Compensation

          ATP accounts for its employee stock compensation plans using the "intrinsic value" method of accounting set forth in Accounting Principles
 Board ("APB")
   Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of ATP's common stock at the date of the grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for
 Stock-Based
   Compensation," encourages, but does not require companies to measure and recognize in their financial statements a compensation cost for stock-based employee compensation plans based on the "fair value" method of accounting set forth in the statement.

      Investments in Securities

          ATP accounts for investments in debt securities as "held-to-maturity," as set forth in SFAS No. 115, "Accounting for Certain Investments in
 Debt and Equity
   Securities." These securities are stated in the accompanying financial statements at historical cost plus related accretion (for U.S. Treasury Bonds).
  Debt
   securities with a maturity of less than one year are classified in the balance sheet as current assets, while debt securities with a maturity of greater than one year are classified as long-term assets.

   2.       INVESTMENTS:

          ATP's investments consist of U.S. Treasury zero coupon bonds which were purchased at a discount from their face value and are carried at historical cost plus accretion, which as of September 30, 2000 and 1999, approximates their fair market value, and certificates of deposit. At September 30, 2000, ATP intends to hold all investments to their respective maturities, which range from November
   2000, to May 2003.

          Investments classified as current assets at September 30, 2000, include the following:

                                               Cost            Fair Value

       United States Treasury Bonds       $  465,153           $  463,609
       Certificates of Deposit               100,000              100,000
                                          $  565,153           $  563,609


          Investments classified as long-term assets at September 30, 2000, include the following:

                                               Cost            Fair Value

         United States Treasury Bonds      $ 1,035,798         $1,030,529


          The difference between cost and fair value for the investments discussed above represent unrealized holding gains and losses. Fair value was obtained from the Company's securities broker.

          Investments classified as current assets at September 30, 1999, include the following:

                                            Cost             Fair Value

       United States Treasury Bonds    $   590,836           $  588,759
       Certificates of Deposit             200,000              200,000
                                       $   790,836           $  788,759


          Investments securities classified as long-term assets at September 30, 1999, include the following:

                                             Cost            Fair Value

        Unites States Treasury Bonds    $  953,379           $  937,448


          The difference between cost and fair value for the investments discussed above represent unrealized holding gains and losses. Fair value was obtained from the Company's securities broker.

   3.       FEDERAL INCOME TAXES:

          As of September 30, 2000, ATP has remaining tax net operating loss and tax credit carryforwards of approximately $8,440,000 and $1,000, respectively, which may be used to reduce taxes against future earnings.  The net operating loss
   carryforwards expire between 2001 and 2011, while the tax credit carryforwards
   expire in 2001.  Net operating loss carryforwards expire as follows:
  $5,271,988
   ($6,865,262 less $455,410 used for the tax year ending June 30, 2000 and less
   $1,137,864 used for the tax year ending June 30, 1999) on June 30, 2001, $1,938,997 on June 30, 2002, $988,839 on June 30, 2003, $118,883 on
 June 30, 2004, $91,380 on
   June 30, 2005, and $34,107 on June 30, 2011. Given the net operating loss history of ATP, except in recent years, ATP believes that the deferred assets will not be realized and, accordingly, a variation allowance equivalent to the deferred tax assets has been established. ATP will reevaluate the necessity for such valuation allowance in the future.

          The tax effects of the various loss and credit carryforwards are as follows:
                                                       September 30,
                                                 2000                 1999
     Deferred income tax
      assets -
          Net operating loss
            carryforwards                     $ 2,870,000         $ 3,026,000
          Tax credit
            carryforwards                           1,000              48,000

          Total gross deferred
            tax assets                          2,871,000           3,074,000

          Less - Valuation
            allowance                          (2,871,000)         (3,074,000)

          Net deferred tax
            assets                            $      --           $     --


   4.       NONQUALIFIED STOCK OPTION PLAN:

          ATP has a nonqualified stock option plan authorizing the granting by the board of directors of stock options to officers, key management employees, independent contractors providing services to ATP or consultants of ATP.

          The exercise price per share cannot be less than 100 percent (or 110 percent in the case of stock options granted to holders of 10 percent or more of
   the then outstanding common stock) of the fair market value of ATP's common stock on the date the stock options are granted and the exercise period for the stock options cannot exceed 10 years from the date the stock options are granted. Stock options are immediately exercisable, are not transferable except
   by will or the laws of descent or distribution, and expire within one year following termination of association with ATP. The following table summarizes the activity in the Company's stock option plan:

                                                              Weighted Average
                                           Stock              Exercise
                                           Options            Price Per Share
          Outstanding at
          September 30, 1999
          and 1998, and
          June 30, 1998                    200,000               $.4375
          Exercised                        100,000               $.4375
          Expired                          100,000               $.4375

          Outstanding at
          September 30, 2000                --0                    --0

          On December 9, 1999, J. H. Uptmore exercised 100,000 stock options at $.4375 per share. Also, on September 27, 2000, D. A. Monroe's 100,000 stock options expired.

   5.       RELATED-PARTY TRANSACTIONS:

          Since August 1995, ATP has had an administrative services agreement with
   Linehan Engineering, Inc. ("LEI"), a related-party entity owned by ATP's president. During the years ended September 30, 2000 and 1999, the three months
   ended September 30, 1998, and the year ended June 30, 1998, ATP paid LEI $39,780, $36,000, $10,800, and $37,540, respectively, for administrative services.

          In October 1996, ATP entered into a consulting services agreement with Brenda Ray, Inc. ("Ray"), a related-party entity owned by a director of ATP. During the years ended September 30, 2000 and 1999, the three months ended September 30, 1998, and the year ended June 30, 1998, ATP paid Ray $12,000, $12,000, $3,000, and $12,000, respectively, for consulting services.

   6.       UNAUDITED QUARTERLY FINANCIAL DATA:

   2000                 First Qtr        Second Qtr     Third Qtr     Fourth Qtr
    Operating Revenues $  91,863        $ 182,153       $ 114,708     $ 107,792
    Operating Income      48,715          150,592          86,263        70,211
    Net Income            80,176          168,742         110,343        88,067
    Basic and diluted      0.01             0.02            0.01          0.01
      income per share

   1999                    First Qtr     Second Qtr     Third Qtr    Fourth Qtr
    Operating Revenues    $ 317,900      $ 236,281      $ 304,250    $ 106,151
    Operating Income        271,740        204,834        265,753       71,164
    Net Income              299,080        224,707        288,629       97,477
    Basic and diluted        0.04           0.03           0.04          0.01
      income per share

   7.       SUBSEQUENT EVENTS:

          As of October 1, 2000, ATP entered into a Consulting Services
 Agreement
   with James E. Turner, a director of ATP, under which Mr. Turner agreed to act as a consultant of ATP until March 31, 2001, for a consulting fee of $5,000 per month. In addition, Mr. Turner was granted an option to purchase up to 100,000 shares of Common Stock, exercisable as to 30,000 shares immediately and an additional 70,000 shares becoming exercisable in the event of a business combination, or strategic alliance presented by Mr. Turner and approved by the board of directors of ATP prior to September 30, 2003. The options include an exercise price of $0.2813 per share and exercisable options expire September 30,
   2005.

          On November 22, 2000, ATP declared a dividend of $.05 per share payable on
   January 10, 2001, to stockholders of record as of December 22, 2000. The $.05 per share dividend is based upon ATP's earnings for fiscal year ended
 September 30,
   2000.

          Effective November 22, 2000, ATP authorized the renewal of both the administrative services agreement with LEI and the consulting services agreement
   with Ray until December 21, 2001.

                        ADVANCED TOBACCO PRODUCTS, INC.

                               INDEX TO EXHIBITS

                                  Item 14(a)

   Exhibit No.                                   Description

          1 Form of Agreement Among Underwriters, including Underwriting Agreement and Selected Dealers Agreement, incorporated by reference to Exhibit 1 of Registrant's Statement on Form S-1 (Registration No. 2-88812, as amended on May 23, 1984), the effective date thereof hereinafter, the "Registrant's Registration Statement."

          2 Agreement to Raise Capital and Acquire Technology, dated September 19, 1983, between the Registrant and NCC Group,
 Ltd.,
                    by reference to Exhibit 2 of the Registrant's Registration Statement.

          3.1 Restated Articles of Incorporation of the Registrant, by reference to Exhibit 3.1 of the Registrant's Registration Statement.

          3.2 Bylaws of the Registrant, by reference to Exhibit 3.2 of the Registrant's Registration Statement.

          4.1       Specimen Common Stock Certificate, by reference to
 Exhibit 4.1
                    of the Registrant's Registration Statement.

          4.2       Specimen of Warrant Certificate, by reference to Exhibit
                    4.2 of the Registrant's Registration Statement.

          4.3 Warrant Agreement between Registrant and Frost National Bank, as Warrant Agent, by reference to Exhibit 4.3 of the Registrant's Registration Statement.

          4.4 Articles Four, Nine and Ten of the Articles of Incorporation of the Registrant (included in Exhibit 3.1), by reference to
                    Exhibit 4.4 of the Registrant's Registration Statement.

          4.5 Form of Warrant Agreement and Representative Unit Purchase Warrant, by reference to Exhibit 4.5 of the Registrant's Registration Statement.

          5.1 Opinion of Matthews & Branscomb regarding legality of securities, by reference to Exhibit 5.1 of the Registrant's Registration Statement.

          5.2 Opinion of Matthews & Branscomb regarding FDA and other governmental regulation, by reference to Exhibit 5.2 of the Registrant's Registration Statement.

          10.1 Acquisition Agreement between the Registrant and NCC Group, Ltd. (previously filed as part of Exhibit 2), by reference to Exhibit 10.1 of the Registrant's Registration Statement.

          10.2 Agreement dated October 31, 1983, between the Registrant and The Richards Group, Inc., of Dallas, Texas, by reference to
                   Exhibit 10.2 of the Registrant's Registration Statement.

          10.3 Commitment Letter dated January 9, 1984, from American Filtrona Company (equipment supplier), by reference to
 Exhibit
                   10.3 of the Registrant's Registration Statement.

          10.4 Commitment Letter dated January 6, 1984, from Raynor Adams & Associates, Inc. (equipment supplier), by reference to
                   Exhibit 10.4 of the Registrant's Registration Statement.

          10.5     Commitment Letter dated June 20, 1983, from Harvey
                   Machine Company, Inc. (equipment supplier), by reference to
                   Exhibit 10.5 of the Registrant's Registration Statement.

          10.6 Commitment Letter dated January 9, 1984, from J. H. Uptmore & Associates, Inc. (lease space improvements), by reference to Exhibit 10.6 of the Registrant's Registration Statement.

          10.7 Advanced Tobacco Products, Inc. 1984 Incentive Stock Option Plan, by reference to Exhibit 10.7 of the Registrant's Registration Statement.

          10.8 Form of Option Agreement under 1984 Advanced Tobacco Products, Inc. Incentive Stock Option Plan, by reference to
                   Exhibit 10.8 of the Registrant's Registration Statement.

          10.9 S.A. Vend, Inc. 1983 Incentive Stock Option Plan, by reference to Exhibit 10.9 of the Registrant's
                   Registration Statement.

          10.10 Employment Agreement dated December 7, 1983, between the Registrant and Gerald R. Mazur, by reference to Exhibit
                   10.10 of the Registrant's Registration Statement.

          10.11 Employment Agreement dated December 7, 1983, between the Registrant and J. P. Ray, by reference to Exhibit 10.11 of the Registrant's Registration Statement.

          10.12 Employment Agreement dated August 1, 1983, between the Registrant and Edmund G. Vimond, Jr., by reference to
                   Exhibit 10.12 of the Registrant's Registration Statement.

          10.13 Employment Agreement dated November 27, 1983, between the Registrant and James D. Simonsen, by reference to
                   Exhibit 10.13 of the Registrant's Registration Statement.

          10.14 Patent Purchase Agreement, dated May 27, 1987, between Advanced Tobacco Products, Inc. and Pharmacia LEO, Inc., and filed as an exhibit to the Form 8-K filed on or about July 29, 1987.

          10.15    Asset Purchase Agreement between Advanced Tobacco
 Products, Inc.
                   and Pharmacia LEO, Inc., executed as of June 1, 1987, and filed as an exhibit to the Form 8-K filed on or about July 29, 1987.

          10.16    Consultation Agreement between Advanced Tobacco
 Products, Inc.
                   and Pharmacia LEO, Inc., filed as an exhibit to the Registrant's
                   1987 Form 10-K.

          10.17 First Amendment to Patent Purchase Agreement, dated as of November 22, 1990, between the Registrant and AB LEO, a Swedish corporation, and filed as an exhibit to the Form 8-K, dated December 12, 1990.

          10.18 Second Amendment to Asset Purchase Agreement, dated as of November 20, 1990, between the Registrant and
 Pharmacia LEO,
                   a New Jersey corporation, and filed as an exhibit to the Form 8-K, dated December 12, 1990.

          16.1 Letter regarding change in Certifying Accountant, filed as an exhibit to the Form 8-K, dated October 3, 1990.

          16.2 Letter regarding change in Certifying Accountant, filed as an exhibit to the Form 8, Amendment No. 1, dated December 12, 1991.

          16.3 Current Report on Form 8-K regarding the Registrant's disclosure of its intention to change its fiscal year end from
                   June 30 to September 30, beginning the fiscal year ending September 30, 1999.

          23.1 Consent of Independent Public Accountants, filed as an exhibit to the Form 10-K, dated December 27, 1999.

          23.2 Consent of Independent Public Accountants, filed as an exhibit to this Form 10-K, dated December 20, 2000.
                                                                 ARTHUR ANDERSEN


                                                                   EXHIBIT  23.2



   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

   As independent public accountants we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File No. 33-15694.



                                      By: /s/ Arthur Andersen, LLP
                                              Arthur Andersen

   San Antonio, Texas
   December 20, 2000