Form 10-Q
period 2000-12-31
ADVANCED TOBACCO PRODUCTS INC
filed 2001-02-14
CIK 737717

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

8,222,136 as of December 31, 2000

ADVANCED TOBACCO PRODUCTS, INC.    PART I - FINANCIAL INFORMATION
dba ADVANCED THERAPEUTIC PRODUCTS, INC.   ITEM 1:  Financial Statements
BALANCE SHEETS

          (Unaudited)    (Audited)
           December 31  September 30
              2000      2000

ASSETS:

CURRENT ASSETS:

Cash & cash equivalents
$ 541,803
$ 123,746

Investments
703,569
565,153

Payments Receivable
193,719
107,792

Total current assets:
$1,439,091
$ 796,691

LICENSE AGREEMENTS, Net:
177,641
189,856

INVESTMENTS:
616,206
1,035,798

TOTAL ASSETS:
$2,232,938
$2,022,345

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:

Accrued Liabilities
$ 43,192
$ 24,037

TOTAL LIABILITIES:
43,192
24,037

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value;

30,000,000 shares authorized;

8,222,136 shares and 8,192,136

shares issued and outstanding as of

     December 31, 2000, and September 30,
2000, respectively
82,222
81,922

Additional paid-in-capital
12,595,767
12,587,628

Accumulated deficit
(10,488,243)
(10,671,242)

TOTAL STOCKHOLDERS' EQUITY:
2,189,746
1,998,308

    TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY:
$2,232,938
$2,022,345

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF INCOME

(Unaudited)
Three Months Ended December 31

2000       1999

REVENUES:

Product Payments
$ 193,719
$ 91,863

Total operating revenues:
193,719
91,863

EXPENSES:

General and administrative
35,100
43,148

Total operating expenses:
35,100
43,148

INCOME FROM OPERATIONS:
158,619
48,715

OTHER INCOME:

Interest Income
24,380
31,461

Total other income:
24,380
31,461

NET INCOME:
$ 182,999
$ 80,176

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING:
8,202,245
8,115,946

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING -

ASSUMING DILUTION:
8,202,245
8,183,627

INCOME PER COMMON SHARE - BASIC AND

ASSUMING DILUTION
$ .02
$ .01

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)
Three Months Ended December 31
     2000    1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income:
182,999
$80,176

  Adjustments to reconcile net income to net
cash provided by operating activities:

Amortization of license agreements
13,965
3,965

Amortization of discount on investments
(18,824)
(15,856)

Increase in cash flows from changes

in operating assets and liabilities

Payments receivable
(85,927)
(91,863)

Accounts payable
19,155
(6,006)

Net cash provided by operating activities:
111,368
(29,584)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of license agreements and patent
costs
(1,750)
-0-

Purchase of investments
-0-
-0-

Sale or maturity of investments
300,000
500,000

Net cash provided by investing activities:
298,250
500,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Exercise of stock Options
8,439
43,750

Dividends Paid
-0-
-0-

Net cash provided by financing activities:
8,439
43,750

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
418,057
514,166

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD:
123,746
689,801

CASH & CASH EQUIVALENTS AT END OF PERIOD:
$541,803
$1,203,967

NOTES TO CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Advanced Tobacco Products, Inc., dba Advanced
Therapeutic Products, Inc. ("ATP") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
However, all adjustments have been made to the accompanying
financial statements which are, in the opinion of ATP's management, necessary for the fair presentation of ATP's results of operations for the period covered.  Certain information and footnote
disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although ATP believes that the disclosures are adequate to make the information presented herein not misleading.  These condensed financial statements should be read in conjunction with the
financial statements and notes thereto included in ATP's Annual
Report on Form 10-K as of September 30, 2000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
of Operation

DISCUSSION OF OPERATIONS

In 1987, ATP sold patented nicotine technology, which forms the basis of the Nicorette/Nicotrol Inhaler ("Inhaler"), to what is now Pharmacia Corporation ("PHA"), in exchange for product
payments of 3% of Pharmacia's net sales of the Inhaler.

Product payments are payable on a country by country basis for the greater of 10 years following the date of the first commercial sale or the expiration of all issued patents enforceable in such
countries.  There are payment limitations in the event of the sale of a nicotine vapor product competitive with the Inhaler.  There are payment limitations when payment calculations exceed certain ceilings, as more completely described in ATP's Annual Report on
Form 10-K as of September 30, 2000.

In September 1998, Pharmacia launched the Inhaler nationwide in the
U.S. as a prescription product.  PHA has introduced the Inhaler, primarily as an over-the-counter product, in 16 European countries,
Russia, Mexico, Australia, New Zealand, Hong Kong, Singapore and
Taiwan.  ATP understands that additional country launches are planned by PHA to occur as regulatory approvals are granted.

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

Effective as of October 1993, ATP has an agreement with PHA under which, among other matters, ATP has the right to receive a royalty equal to .1% of net revenues received by PHA from the sale of any product using a nicotine impermeable copolymer technology.  Under the terms of the agreement, ATP receives royalties from the sales of PHA's Nicorette/Nicotrol Patch.

LIQUIDITY AND CAPITAL RESOURCES

Cash resources, including investments, available on December 31,
2000, were $1,861,578 as compared to $2,465,625 as of December 31,
1999. On January 10, 2001, and January 10, 2000, ATP paid dividends aggregating $411,107 (5 cents per share) and $1,228,820 (15 cents per share), respectively.

COMPARISON OF SELECTED FINANCIAL DATA

Operating revenues for the three month period ending December 31,
2000, increased to $193,719, as compared to $91,863 for the three month period ending December 31, 1999.  This increase is due to an increase in product payments from PHA.

Interest income for the three month period ending December 31,
2000, decreased to $24,380, as compared to $31,461 for the three month period ending December 31, 1999.  This decrease is due to a decrease in cash resources and investments.

Net income for the three month period ending December 31, 2000, increased to $182,999, as compared to $80,176 for the three month period ending December 31, 1999.  This increase is due to an increase in product payments from PHA.

General and administrative expenses for the three month period ending December 31, 2000, decreased to $35,100, as compared to
$43,148 for the three month period ending December 31, 1999.  This decrease is due to minor variations in administrative costs.

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

                                    ADVANCED TOBACCO PRODUCTS. INC.
                                          (Registrant)

Dated:  fEBRUARY 14, 2001

                                    By: /S/ J.W. Linehan
                                           J. W. Linehan,

                                           Executive Officer and
                                           Chief Accounting Officer