Form 10-Q
period 2001-03-31
ADVANCED TOBACCO PRODUCTS INC
filed 2001-05-14
CIK 737717

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

8,222,136 as of March 31, 2001

ADVANCED TOBACCO PRODUCTS, INC.
PART I -
FINANCIAL INFORMATION

dba ADVANCED THERAPEUTIC PRODUCTS, INC.
ITEM 1:
Financial Statements

BALANCE SHEETS

(Unaudited)
(Audited)

March 31
September 30

2001
2000

ASSETS:

CURRENT ASSETS:

Cash & cash equivalents
$ 29,549
$ 123,746

Investments
800,826
565,153

Payments Receivable
163,063
107,792

Total current assets:
$ 993,438
$ 796,691

LICENSE AGREEMENTS, Net:
173,676
189,856

INVESTMENTS:
752,046
1,035,798

TOTAL ASSETS:
$1,919,160
$2,022,345

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:

Accrued Liabilities
$ 8,281
$ 24,037

TOTAL LIABILITIES:
8,281
24,037

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value;

30,000,000 shares authorized;

8,222,136 shares and 8,192,136

shares issued and outstanding as of

     March 31, 2001, and September 30,
2000, respectfully
82,222
81,922

Additional paid-in-capital
12,595,767
12,587,628

Accumulated deficit
(10,767,110)
(10,671,242)

TOTAL STOCKHOLDERS' EQUITY:
1,910,879
1,998,308

    TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY:
$1,919,160
$2,022,345

ADVANCED TOBACCO PRODUCTS, INC.

dba ADVANCED THERAPEUTIC PRODUCTS, INC.

STATEMENTS OF INCOME

(Unaudited)

Three Months
Ended March 31

2001
2000

REVENUES:

Product Payments
$ 163,063
$ 182,153

Total operating revenues:
163,063
182,153

EXPENSES:

General and administrative
51,094
31,561

Total operating expenses:
51,094
31,561

INCOME FROM OPERATIONS:
111,969
150,592

OTHER INCOME:

Interest Income
20,272
18,150

Total other income:
20,272
18,150

NET INCOME:
$ 132,241
$ 168,742

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING:
8,222,136
8,192,136

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING -

ASSUMING DILUTION:
8,222,136
8,195,624

INCOME PER COMMON SHARE - BASIC AND

ASSUMING DILUTION

$ .02
$ .02

ADVANCED TOBACCO PRODUCTS, INC.

dba ADVANCED THERAPEUTIC PRODUCTS, INC.

STATEMENTS OF INCOME

(Unaudited)

Six Months
Ended March 31

2001
2000

REVENUES:

Product Payments
$ 356,782
$ 274,016

Total operating revenues:
356,782
274,016

EXPENSES:

General and administrative
86,194
74,709

Total operating expenses:
86,194
74,709

INCOME FROM OPERATIONS:
270,588
199,307

OTHER INCOME:

Interest Income
44,652
49,612

Total other income:
44,652
49,612

NET INCOME:
$ 315,240
$ 248,919

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING:
8,212,081
8,104,533

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING -

ASSUMING DILUTION:
8,212,143
8,149,953

INCOME PER COMMON SHARE - BASIC AND

ASSUMING DILUTION
$ .04
$ .03

ADVANCED TOBACCO PRODUCTS, INC.

dba ADVANCED THERAPEUTIC PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months
Ended March 31

2001
2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income:
$ 315,240
$ 248,919

  Adjustments to reconcile net income to net
cash provided by operating activities:

Amortization of license agreements
17,930
7,930

Amortization of discount on investments
(37,430)
(33,580)

Increase in cash flows from changes

in operating assets and liabilities

Payments receivable
(55,271)
(30,017)

Accounts payable
(15,756)
(9,113)

Net cash provided by operating activities:
224,713
184,139

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of license agreements and patent
costs
(1,750)
-0-

Purchase of investments
(214,491)
(148,593)

Sale or maturity of investments
300,000
500,000

Net cash provided by investing activities:
83,759
351,407

CASH FLOWS FROM FINANCING ACTIVITIES:

Exercise of Stock Options
8,439
43,750

Dividends Paid
(411,108)
(1,228,820)

Net cash used in financing activities:
(402,669)
(1,185,070)

NET DECREASE IN CASH AND CASH EQUIVALENTS:

(94,197)

(649,524)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD:
123,746
689,801

CASH & CASH EQUIVALENTS AT END OF PERIOD:
$ 29,549
$ 40,277

NOTES TO FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Advanced
Tobacco Products, Inc., dba Advanced Therapeutic Products, Inc. ("ATP"), without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. However, all adjustments have been made to the accompanying financial statements which are, in the opinion of ATP's management, necessary for the fair presentation of ATP's results of operations for the period covered.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although ATP believes that the disclosures are adequate to make the information presented herein not misleading.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in ATP's Annual Report on Form
10-K as of September 30, 2000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
of Operation

DISCUSSION OF OPERATIONS

In 1987, ATP sold patented nicotine technology, which forms the basis of the
Nicorette®/Nicotrol® Inhaler ("Inhaler"), to what is now Pharmacia Corporation
("PHA") in exchange for product payments of 3% of PHA's net sales of the Inhaler.

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

In September 1998, PHA launched the Inhaler nationwide in the U.S. as a prescription product.  PHA has introduced the Inhaler, primarily as an over-the-counter product, in 16 European countries, in addition to Russia, Mexico,
Australia, New Zealand, Hong Kong, Singapore and Taiwan.  ATP understands that additional country launches are planned by PHA to occur as regulatory approvals are granted.

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

Effective as of October 1993, ATP has an agreement with PHA under which, among other matters, ATP has the right to receive a royalty equal to .1% of net revenues received by PHA from the sale of any product using a nicotine impermeable copolymer technology.  Under the terms of the agreement, ATP now receives royalties from the sales of PHA's Nicorette®/Nicotrol® Patch.

LIQUIDITY AND CAPITAL RESOURCES

Cash resources, including investments, available on March 31, 2001, were $1,582,421, as compared to $1,466,665 as of March 31, 2000.  On January 10, 2001, and January
10, 2000, ATP paid dividends aggregating $411,108 (5 cents per share) and $1,228,820
(15 cents per share), respectively.

COMPARISON OF SELECTED FINANCIAL DATA

Operating revenues for the six month period ending March 31, 2001, increased to
$356,782, as compared to $274,016 for the six month period ending March 31, 2000.
This increase is due to an increase in Inhaler product payments from PHA.

Interest income for the six month period ending March 31, 2001, decreased to
$44,652, as compared to $49,612 for the six month period ending March 31, 2000.
This decrease is due to minor variations in earnings on investments.

Net income for the six month period ending March 31, 2001, increased to $315,240, as compared to $248,919 for the six month period ending March 31, 2000.  This increase is due to an increase in product payments from PHA.

General and administrative expenses for the six month period ending March 31, 2001, increased to $86,194, as compared to $74,709 for the six month period ending March
31, 2000.  This increase is due to minor variations in administrative costs.

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

                                           ADVANCED TOBACCO PRODUCTS. INC.
                                             (Registrant)

Dated: May 14, 2001

                                           By: /s/ J.W. Linehan
                                                J. W. Linehan
                                                Chief Executive Officer and
                                                Chief Accounting Officer