Form 10-Q
period 2001-06-30
ADVANCED TOBACCO PRODUCTS INC
filed 2001-08-15
CIK 737717

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

8,212,136 as of June 30, 2001

ADVANCED TOBACCO PRODUCTS, INC.    PART I - FINANCIAL INFORMATION
dba ADVANCED THERAPEUTIC PRODUCTS, INC.   ITEM 1:  Financial Statements
BALANCE SHEETS

          (Unaudited)    (Audited)
           June 30   September 30
              2001    2000

ASSETS:

CURRENT ASSETS:

Cash & cash equivalents
$ 76,794
$ 123,746

Investments
733,440
565,153

Payments Receivable
144,522
107,792

Total current assets:
$ 954,756
$ 796,691

LICENSE AGREEMENTS, Net:
170,573
189,856

INVESTMENTS:
914,668
1,035,798

TOTAL ASSETS:
$2,039,997
$2,022,345

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:

Accrued Liabilities
$ 32,824
$ 24,037

TOTAL LIABILITIES:
32,824
24,037

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value;

30,000,000 shares authorized;

8,222,136 shares and 8,192,136

shares issued and outstanding as of

     December 31, 2000, and September 30,
2000, respectively
82,222
81,922

Additional paid-in-capital
12,595,767
12,587,628

Accumulated deficit
(10,670,816)
(10,671,242)

TOTAL STOCKHOLDERS' EQUITY:
2,007,173
1,998,308

    TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY:
$2,039,997
$2,022,345

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF INCOME

                                                                                     (Unaudited)
                                                                             Three Months Ended June 30

                                                                                 2001            2000

REVENUES:

Product Payments
$ 144,522
$ 114,708

Total operating revenues:
144,522
114,708

EXPENSES:

General and administrative
68,684
28,445

Total operating expenses:
68,684
28,445

INCOME FROM OPERATIONS:
75,844
86,263

OTHER INCOME:

Interest Income
20,456
24,080

Total other income:
20,456
24,080

NET INCOME:
$ 96,294
$110,343

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING:
8,222,136
8,192,136

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING -

ASSUMING DILUTION:
8,222,136
8,192,136

INCOME PER COMMON SHARE - BASIC AND

ASSUMING DILUTION
$ .012
$ .015

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF INCOME

                                                                                         (Unaudited)
                                                                                  Nine Months Ended June 30

                                                                                   2001             2000

REVENUES:

Product Payments
$ 501,304
$ 388,724

Total operating revenues:
501,304
388,724

EXPENSES:

General and administrative
154,878
103,154

Total operating expenses:
154,878
103,154

INCOME FROM OPERATIONS:
346,426
285,570

OTHER INCOME:

Interest Income
65,108
73,692

Total other income:
65,108
73,692

NET INCOME:
$ 411,534
$359,262

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING:
8,215,433
8,166,954

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING -

ASSUMING DILUTION:
8,215,801
8,182,132

INCOME PER COMMON SHARE - BASIC AND

ASSUMING DILUTION
$ .05
$ .045

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

                                                                                      (Unaudited)
                                                                              Three Months Ended June 30
                                                                                     2001         2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income:
$411,534
$359,262

  Adjustments to reconcile net income to net
cash provided by operating activities:

Amortization of license agreements
21,895
11,895

Amortization of discount on investments
(57,111)
(56,832)

Increase (decrease) in cash flows from

changes in operating assets and liabilities

Payments receivable
(36,730)
(26,957)

Accounts payable
8,787
(7,117)

Net cash provided by operating activities:
348,375
334,165

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of license agreements and patent
expenses
(2,612)
(20,864)

Purchase of investments
(565,046)
(485,691)

Maturity of investments
575,000
800,000

Net cash provided by investing activities:
7,342
293,445

CASH FLOWS FROM FINANCING ACTIVITIES:

Exercise of stock Options
8,439
43,750

Dividends Paid
(411,108)
(1,228,820)

Net cash provided by financing activities:
(402,669)
(1,185,070)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
(46,952)
(557,460)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD:
123,746
689,801

CASH & CASH EQUIVALENTS AT END OF PERIOD:
$76,794
$132,341

NOTES TO FINANCIAL STATEMENTS

   The condensed financial statements included herein have been prepared by Advanced Tobacco
 Products, Inc., dba Advanced Therapeutic Products, Inc. (ATP) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However,
 all adjustments have been made to the accompanying financial statements which are, in the opinion of ATP's management, necessary for the fair presentation of ATP's results of operations for the period covered.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although ATP believes that the disclosures are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in ATP's Annual Report on Form 10-K as of September 30, 2000.

Item 2:   Management's Discussion and Analysis of Financial Condition and Results of
 Operation

DISCUSSION OF OPERATIONS

   In 1987, ATP sold patented nicotine technology, which forms the basis of the
Nicorette/Nicortol Inhaler (Inhaler), to what is now Pharmacia Corporation (PHA) in exchange for product payment of 3 percent of PHA's net sales of the Inhaler.

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

   In September, 1992, ATP obtained an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University. ATP has obtained several patents covering this technology.  ATP believes that a dry powder nicotine inhaler has the potential to be a future generation nicotine replacement product.

   Effective as of October 1993, ATP has an agreement with PHA under which, among other matters, ATP has the right to receive a royalty equal to .1 percent of net revenues received by PHA from the sale of any product using a nicotine impermeable copolymer technology.
 Under the terms of the agreement, ATP now receives royalties from the sales of PHA's
 Nicorette/NicotrolPatch.

LIQUIDITY AND CAPITAL RESOURCES

   Cash resources, including investments, available on June 30, 2001, were $1,724,902 as compared to $1,619,079 as of June 30, 2000. On January 10, 2001, and January 10,
 2000, ATP paid dividends aggregating $411,108 (5 cents per share) and $1,228,820
 (15 cents per share), respectively.

COMPARISON OF SELECTED FINANCIAL DATA

   Operating revenues for the nine month period ending June 30, 2001, increased to $501,304, as compared to $388,724 for the nine month period ending June 30, 2000.
This increase is due to an increase in Inhaler product payments from PHA.

   General and administrative expenses for the nine month period ending June 30, 2001, increased to $154,878 as compared to $103,154 for the nine month period ending
 June 30, 2000.  This increase is due to minor variations in administrative costs.

   Interest income for the nine month period ending June 30, 2001, decreased to $65,108 as compared to $73,692 for the nine month period ending June 30, 2000.  This decrease is due to minor variations in interest earned on investments.

   Net income for the nine month period ending June 30, 2001, increased to $411,534 as compared to $359,262 for the nine month period ending June 30, 2000.  This increase is due to an increase in Inhaler product payments from PHA.

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

                                                       ADVANCED TOBACCO PRODUCTS. INC.
                                                             (Registrant)

Dated:  August 14, 2001

                                                           By: /s/ J.W. Linehan
                                                                   J.W. Linehan
                                                                   Executive Officer and
                                                                   Chief Accounting Officer