Form 10-K
period 2001-09-30
ADVANCED TOBACCO PRODUCTS INC
filed 2001-12-21
CIK 737717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number 0-12984

ADVANCED TOBACCO PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

 State of Texas                                       74-2285214
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                  Identification No.)

16607 Blanco Road, Suite 703                                     78232
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

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X _    No   ____

Indicate by check mark if disclosure or delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of November 30, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,300,000.

As of November 30, 2001, the number of outstanding shares of Common Stock, $0.01 par value, of the registrant was 8,222,136.

PART I

ITEM 1. BUSINESS AND CURRENT OPERATIONS

Advanced Tobacco Products, Inc., d/b/a Advanced Therapeutic Products, Inc. ("ATP"), maintains a website at http://www.businesswire.com/cnn/avth.htm

History and Relationship with Pharmacia Corporation

ATP, 16607 Blanco Road, Suite 703, San Antonio, Texas 78232, (210) 408-7077, is a Texas corporation formed in April 1983.

In 1987, ATP sold patented nicotine technology, know how and related assets to what is now Pharmacia Corporation ("PHA"), a worldwide pharmaceutical company that manufactures the Nicotrol®/Nicorette® Inhaler, Nicorette® Chewing Gum, the Nicotrol®/Nicorette® Patch and the Nicotrol®/Nicorette® Nasal Spray.

The nicotine technology acquired from ATP forms the basis of the Nicotrol®/Nicorette® Inhaler ("Inhaler") developed by PHA for use in the nicotine replacement therapy market. ATP receives product payments from sales of the Inhaler by PHA equal to 3% of PHA's net sales. See "Pharmacia Corporation Agreement."

The Inhaler was launched nationwide in the U.S. as a prescription product in 1998. PHA has introduced the Inhaler, primarily as an over-the-counter product, in Australia, Austria, Belgium, Czech Republic, Denmark, Estonia, Finland, Hong Kong, Iceland, Ireland, Italy, Malta, Mexico, Netherlands, New Zealand, Norway, Portugal, Russia, Singapore, Sweden, Switzerland, Taiwan, and United Kingdom

The Inhaler is the only nicotine replacement product designed to help control a smoker's cravings for cigarettes while providing a key behavioral component of smoking--the hand-to-mouth ritual. The Inhaler consists of a mouthpiece and a cartridge containing nicotine. The user puffs on the mouthpiece, inhaling the nicotine, which is then absorbed through the lining of the mouth.

ATP also has an agreement with PHA under which, among other matters, ATP has the right to receive a royalty equal to .1% of net revenues received by PHA from the sale of any product using a nicotine impermeable copolymer technology. Under the terms of the agreement, ATP receives royalties from the sales of the Nicotrol®/Nicorette® Patch ("Patch") by PHA.

In addition, ATP has an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University. ATP has obtained several patents covering this technology. ATP believes that a dry powder nicotine inhaler has the potential to be a future generation nicotine replacement product.

Pharmacia Corporation Agreement

ATP has the right to receive product payments from PHA with respect to the Inhaler as follows:

Product payments of three percent (3%) of net sales (generally, sales by PHA to wholesale distributors) payable on a country by country basis for the greater of 10 years following the date of the first commercial sales or the expiration of all issued patents enforceable in such countries. If the net sales to wholesale distributors cannot be obtained or are not disclosed, net sales are computed by multiplying the net sales of PHA to pre-wholesale distributors by 3.3. There are product payment limitations in the event of the sale of a nicotine vapor product competitive with the Inhaler.

The expiration date for applicable patents in most countries is June 6, 2011. In the United States it is June 8, 2010.

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

NONE

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	FIRST QUARTER 2000 2001		SECOND QUARTER 2000 2001		THIRD QUARTER 2000 2001		FOURTH QUARTER 2000 2001
HIGH	.97	.39	.53	.32	.38	.34	.28	.36
LOW	.66	.19	.34	.20	.25	.29	.22	.30

b) Holders

There were approximately 1,750 shareholders of record of ATP's Common Stock at September 30, 2001.

c) Dividends

ATP anticipates declaring and paying dividends from time to time while substantial product payments are received from the sale of products under ATP's agreements with PHA.

On November 27, 2001, ATP declared a dividend of $.05 per share payable on January 9, 2002, to shareholders of record as of December 21, 2001.

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

ITEM 6. SELECTED FINANCIAL DATA

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

			Three Months
	Year Ended		Ended
	June 30		September 30,	Year Ended September 30
	1997	1998	1998	1999	2000	2001

Revenues	$ 157,200	$ 516,600	$ 352,000	$ 964,582	$ 496,516	$ 643,399
Net income	94,758	467,121	331,758	909,893	447,328	529,091
Net income per share of common stock - basic	.01	.06	.04	.11	.05	.06
Net income per share of common stock - diluted	.01	.06	.04	.11	.05	.06
Weighted-average number of shares of common stock outstanding - basic	8,051,094	8,092,136	8,092,136	8,092,136	8,173,010	8,217,040
Weighted-average number of shares of common stock outstanding - diluted	8,168,504	8,205,502	8,216,836	8,195,340	8,180,833	8,217,191
Cash provided by (used in) operations	(51,211)	93,005	360,279	1,048,490	435,978	462,466
Increase (decrease) in cash and cash equivalents	(46,041)	52,554	356,791	241,579	(566,055)	69,752
Balance sheet data to end of indicated periods
Working capital	566,084	939,872	687,338	1,608,228	772,654	857,335
Total assets	1,600,488	2,063,651	2,411,756	2,750,124	2,022,345	2,164,881
Total stockholders' equity	1,593,728	2,060,849	1,826,157	2,736,050	1,998,308	2,124,731

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

a) Results of Operations

Operating revenues were $964,582, $496,516 and $643,399 for the twelve months ended September 30, 1999, 2000 and 2001, respectively.

All revenues resulted from the recognition of product payments from PHA's sales of the Inhaler and the Patch. Product payments generated by the Patch were $15,369, $11,693 and $18,104 in fiscal 1999, 2000 and 2001, respectively.

General and administrative expenses were $151,091, $140,735 and $203,310 in fiscal 1999, 2000 and 2001, respectively. The increase in General and Administrative expense incurred in 2001 was primarily accountants' and attorneys' fees related to corporate tax planning and review of corporate opportunities.

Income from operations was $813,491, $355,781 and $440,089, in fiscal 1999, 2000 and 2001, respectively. The variances in income from operations from 1999 through 2001 were primarily due to the variances in product payments from PHA's sales of the Inhaler. ATP's net income for fiscal 2001 was $529,091, which included $89,002 of interest income.

b) Liquidity and Capital Resources

Cash and investments available on September 30, 2001, were approximately $1,857,998. ATP believes that its cash and investment resources are sufficient to meet its foreseeable needs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other matters required by this Item 8 are included on Pages F-1 and following.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Mr. James E. Turner, age 53, has been a Director of ATP since November 1986 and a consultant to ATP since its inception. Mr. Turner was one of the founders and the Business Manager of NCC Group, Ltd., a research and development limited partnership which was a predecessor of ATP. Mr. Turner was a consultant to PHA from August of 1987 until September of 2000.

Mr. J. H. Uptmore, age 70, has been a Director of ATP since August 1987. Mr. Uptmore has been the President and Chairman of the Board of J. H. Uptmore & Associates, Inc., a construction contracting and development company, since 1974.

Mr. J. W. Linehan, age 58, has been Director of ATP since June 1991, and President, Chief Executive Officer, Chief Financial Officer and Secretary of ATP since July 1, 1990. Since August 1, 1995, Mr. Linehan has been President and Chief Executive Officer of Linehan Engineering, Inc., an independent engineering company wholly owned by him.

Ms. Brenda Ray, age 52, has been a Director of ATP since March 1989. Ms. Ray assisted in the original research and development of ATP's nicotine vapor inhalation technology. She is a consultant and has been President of Brenda Ray, Inc. since 1985.

Mr. David A. Monroe, age 49, has been a Director of ATP since March 1989. Mr. Monroe is President and CEO of PhotoTelesis Corporation, a government electronics manufacturing company, and e-Watch, Inc., a commercial electronics company. Mr. Monroe's prior experience includes Division General Manager of Raytheon TI Systems, Inc., Founder & Chief Technical Officer of Image Data Corporation, a communications technology company, and Vice-President of Datapoint Corporation, a computer equipment manufacturer.

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

Non-Statutory Stock Options

On October 1, 2000, ATP issued a non-statutory stock option to James A. Turner ("Turner"), a director of ATP, for 100,000 shares of ATP's common stock at an exercise price of $0.2813 per share, the approximate market value of a share of ATP common stock on October 1, 2000. 30,000 of the shares under option were subject to immediate purchase and the balance of 70,000 shares under option become exercisable in the event of a business combination or strategic alliance presented by Turner and approved by the Board of Directors of ATP prior to September 30, 2003. The option expires on September 30, 2005.

On June 15, 2001, ATP issued a non-statutory stock option to David A. Monroe, a director of ATP, for 100,000 shares of ATP's common stock at an exercise price of $0.335 per share, the approximate market value of a share of ATP common stock on June 15, 2001. The option expires on June 14, 2002.

Stock Option Exercises and 2001 Fiscal Year - End Option Values

The following table details the number and value of common stock underlying unexercised options held by directors as of September 30, 2001.

Name	Common Stock Underlying Options		Value of Unexercised In-the-Money Option
	Exercisable	Unexercisable	Exercisable	Unexercisable
James E. Turner	-0-	70,000		$ 1,309
David A. Monroe	100,000		$ 0.00

Mr. Turner exercised an option to purchase 30,000 shares of common stock on December 1, 2000, at an exercise price of $0.2813 per share at an aggregate realized value of $0.00. On December 1, 2000, the approximate market value of ATP stock was $0.2813 per share.

ITEM 12. COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

The following table sets forth certain information about the Directors of ATP, which includes all persons known by ATP to own more than 5% of the Common Stock as of November 30, 2001, and all officers and Directors of ATP as a group as of September 30, 2001. Except as indicated, ATP believes that each of the below named persons has sole voting and investment power with respect to the shares shown and owns the shares indicated beneficially and of record. All of the Common Stock held by the persons described in the following table is available for sale under Rule 144 of the Securities and Exchange Commission.

Name	Director Since	Number of Shares	Percent of Class
Brenda Ray (1) 12544 Judson Road San Antonio, TX 78233	1989	1,397,464	17.00%
James E. Turner (3) 307 Wayside Drive San Antonio, TX 78213	1986	400,221	4.87%
J. H. Uptmore (2) p.O. Box 29389 San Antonio, TX 78229	1987	196,921	2.40%
David A. Monroe (3) 7800 I.H. 10 W San Antonio, TX 78230	1989	47,229.57%
J.W. Linehan 16607 Blanco Road, Suite 703 San Antonio, TX 78232	1991	90,000	1.09%
Officers and Directors as a Group (5 persons)		2,231,836	27.14%

________________________

(1) Includes 420,104 shares of Common Stock owned by the Jon Philip Ray Family Trust of which Brenda Ray is a beneficiary.

(2) Includes 46,921 shares of Common Stock owned by J. H. Uptmore & Associates, Inc., of which Mr. Uptmore is President and Chairman of the Board.

(3) Does not include shares under outstanding stock options.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires ATP's directors, executive officers, and any persons holding more than ten percent (10%) of ATP's Common Stock to report their initial ownership of ATP's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and to provide copies of such reports to ATP. Based upon ATP's review of copies of such reports received by ATP, ATP believes that during the year ended September 30, 2001, all Section 16(a) filing requirements were satisfied.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

Since August 1995, ATP has had an Administrative Services Agreement with Linehan Engineering, Inc. ("LEI"), a related-party entity owned by ATP's president. In 1998, 1999 and 2000, ATP paid LEI $36,000, $39,780, and $40,980 respectively.

Since October, 2000, ATP has had a Consulting Services Agreement with James E. Turner ("Turner"), a director of ATP. During the year ended September 30, 2001, ATP paid Turner $66,000. Under the Consulting Services Agreement, Turner was granted an option to purchase up to 100,000 shares of Common Stock, exercisable as to 30,000 shares immediately and an additional 70,000 shares becoming exercisable in the event of a business combination or strategic alliance presented by Turner and approved by the Board of Directors of ATP prior to September 30, 2003. The options include an exercise price of $0.2813 per share and exercisable options expire September 30, 2005. In addition, ATP can terminate the Consulting Services Agreement upon 30 day's written notice to Turner and payment to Turner of $21,000; however, if ATP terminates the Consulting Services Agreement prior to June 30, 2002, as the result of the completion of a business combination or strategic alliance generated by Turner, ATP shall pay turner $42,000.

Since October 1996, ATP has had a Consulting Services Agreement with Brenda Ray, Inc. ("Ray"), a related-party entity owned by a director of ATP. In 1999, 2000 and 2001, ATP paid Ray $12,000, $12,000, and $12,000, respectively.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements and Independent Auditors' Report

The financial statements listed in the index to financial statements follows the signature page of this report.

2. Financial Statement Schedules

ATP did not meet any of the requirements to provide financial statement schedules for any of the fiscal years ended 2001, 2000, or 1999.

3. Exhibits

The exhibits listed on the index to exhibits follows the signature page of this report.

(b) ATP has not filed any Current Reports on Form 8-K since the filing of ATP's last 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, there unto duly authorized, in the City of San Antonio, State of Texas, as of December 21, 2001.

ADVANCED TOBACCO PRODUCTS, INC.

Date:          December 21, 2001              By:       /s/J.W. Linehan

J. W. Linehan, President,
Chief Executive Officer and
Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:          December 21, 2001                       By:       /s/J. W. Linehan
J. W. Linehan, President,
Chief Executive Officer and
Chief Accounting Officer

Date:          December 21, 2001                       By:       /s/James E. Turner

                                                       James E. Turner, Director

Date:          December 21, 2001                       By:      /s/J.H. Uptmore

                                                       J.H. Uptmore, Director

Date:          December 21, 2001                      By:       /s/Brenda Ray

                                                      Brenda Ray, Director

>

Date:          December 21, 2001                      By:        /s/David A. Monroe

                                                      David A. Monroe, Director

ADVANCED TOBACCO PRODUCTS, INC.

d/b/a ADVANCED THERAPEUTIC PRODUCTS, INC.

ITEM 8. Financial Statements

The following financial statements are included in response to Item 14 (a):

                                                         Page

Index to Financial Statements                               F-1

Report of Independent Public Accountants                    F-2

Balance Sheets - - September 30, 2001 and 2000              F-3

Statements of Income for the Years Ended
        September 30, 2001, 2000 and 1999                   F-4

Statements of Stockholders' Equity for the Years
        Ended September 30, 2001, 2000 and 1999             F-5

Statements of Cash Flows for the Years Ended
        September 30, 2001, 2000 and 1999                   F-6

Notes to Financial Statements                               F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Advanced Tobacco Products, Inc., d/b/a
Advanced Therapeutic Products, Inc.:

We have audited the accompanying balance sheets of Advanced Tobacco Products, Inc. (a Texas corporation), d/b/a Advanced Therapeutic Products, Inc., as of September 30, 2001 and 2000, and the related statements of income, stockholders' equity and cash flows for the years ended September 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Tobacco Products, Inc., d/b/a Advanced Therapeutic Products, Inc., as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years ended September 30, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

San Antonio, Texas
November 27, 2001

ADVANCED TOBACCO PRODUCTS, INC.

d/b/a ADVANCED THERAPEUTIC PRODUCTS, INC.

BALANCE SHEETS - - SEPTEMBER 30, 2001 AND 2000

	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 193,498	$ 123,746
Product payments receivable	142,095	107,792
Other receivables	2,436	-
Investments	559,456	565,153

Total current assets	897,485	796,691

LICENSE AGREEMENTS, less accumulated amortization of $90,359 and $62,855 as of 2001 and 2000, respectively	162,352	189,856
LONG-TERM INVESTMENTS	1,105,044	1,035,798
Total assets	$ 2,164,881	$ 2,022,345
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accrued liabilities	$ 40,150	$ 24,037
Total liabilities	40,150	24,037
STOCKHOLDERS' EQUITY:
Preferred stock, $100 par value; 500,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 8,222,136 and 8,192,136 issued and outstanding	82,222	81,922
Additional paid-in capital	12,595,767	12,587,628
Accumulated deficit	(10,553,258)	(10,671,242)
Total stockholders' equity	2,124,731	1,998,308
Total liabilities and stockholders' equity	$ 2,164,881	$ 2,022,345

The accompanying notes are an integral part of these financial statements.

ADVANCED TOBACCO PRODUCTS, INC.

d/b/a ADVANCED THERAPEUTIC PRODUCTS, INC.

STATEMENTS OF INCOME

	For the Year Ended September 30
	2001	2000	1999
REVENUES:
Product payments	$ 643,399	$ 496,516	$ 964,582
Total operating revenues	643,399	496,516	964,582
EXPENSES:
General and administrative	203,310	140,735	151,091
Total operating expenses	203,310	140,735	151,091
INCOME FROM OPERATIONS	440,089	355,781	813,491
OTHER INCOME:
Interest income	89,002	91,547	96,402
Total other income	89,002	91,547	96,402
INCOME BEFORE INCOME TAXES	529,091	447,328	909,893
INCOME TAX EXPENSE	-	-	-
NET INCOME	$ 529,091	$ 447,328	$ 909,893
INCOME PER COMMON SHARE - BASIC	$.06	$.05	$.11
WEIGHTED-AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC	8,217,040	8,173,010	8,092,136
INCOME PER COMMON SHARE - DILUTED	$.06	$.05	$.11
WEIGHTED-AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - DILUTED	8,217,191	8,180,833	8,195,340
CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$.05	$.15	$.07

The accompanying notes are an integral part of these financial statements.

ADVANCED TOBACCO PRODUCTS, INC.

d/b/a ADVANCED THERAPEUTIC PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, September 30, 1998	8,092,136	$ 80,922	$ 12,544,878	$ (10,799,643)	$ 1,826,157
Net income	-	-	-	909,893	909,893

BALANCE, September 30, 1999	8,092,136	80,922	12,544,878	(9,889,750)	2,736,050
Net income	-	-	-	447,328	447,328
Exercise of stock options	100,000	1,000	42,750	-	43,750
Dividends declared	-	-	-	(1,228,820)	(1,228,820)

BALANCE, September 30, 2000	8,192,136	81,922	12,587,628	(10,671,242)	1,998,308
Net income	-	-	-	529,091	529,091
Exercise of stock options	30,000	300	8,139	-	8,439
Dividends declared	-	-	-	(411,107)	(411,107)

BALANCE, September 30, 2001	8,222,136	$ 82,222	$ 12,595,767	$ (10,553,258)	$ 2,124,731

The accompanying notes are an integral part of these financial statements.

ADVANCED TOBACCO PRODUCTS, INC.

d/b/a ADVANCED THERAPEUTIC PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended September 30
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 529,091	$ 447,328	$ 909,893
Adjustments to reconcile net income to net cash provided by operating activities-
Amortization of license agreements	27,504	15,860	6,680
Amortization of discount on investments	(73,503)	(71,046)	(73,343)
(Increase) decrease in payments receivable	(34,303)	32,286	211,922
(Increase) decrease in other receivables	(2,436)	1,587	(1,587)
Increase (decrease) in accrued liabilities	16,113	9,963	(5,075)

Net cash provided by operating activities	462,466	435,978	1,048,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of license agreements and patent costs	-	(31,273)	(19,319)
Purchase of investments	(565,046)	(585,690)	(899,142)
Maturity of investments	575,000	800,000	678,000

Net cash provided by (used in) investing activities	9,954	183,037	(240,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	8,439	43,750	-
Dividends paid	(411,107)	(1,228,820)	(566,450)

Net cash used in financing activities	(402,668)	(1,185,070)	(566,450)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,752	(566,055)	241,579

CASH AND CASH EQUIVALENTS, beginning of year	123,746	689,801	448,222

CASH AND CASH EQUIVALENTS, end of year	$ 193,498	$ 123,746	$ 689,801

The accompanying notes are an integral part of these financial statements.

ADVANCED TOBACCO PRODUCTS, INC.

d/b/a ADVANCED THERAPEUTIC PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Advanced Tobacco Products, Inc. (a Texas corporation), d/b/a Advanced Therapeutic Products, Inc. (ATP), was formed in April 1983. In 1987, ATP sold certain nicotine technology and related assets to what is now Pharmacia Corporation (PHA), a worldwide pharmaceutical company, for $3.6 million and the right to future product payments.

Revenue Recognition and Current Operations

The nicotine technology acquired from ATP forms the basis of the Nicotrol® /Nicorette® Inhaler (Inhaler) developed by PHA for use in the nicotine replacement therapy market. Product payments from sales of the Inhaler, outside the U.S., are 3 percent of PHA's net sales to pharmacy distributors. Until June 30, 2000, payments from U.S. sales of the Inhaler were 9.9 percent of PHA's net sales to McNeil Consumer Health Care (McNeil), a Johnson & Johnson Company, which marketed the Inhaler to pharmacies. Effective July 1, 2000, PHA reacquired, from McNeil, the rights to market the Inhaler in the U.S. Payments from the U.S. sales of the Inhaler are now 3 percent of PHA's net sales. PHA is under no obligation to market these products. The agreement with PHA provides for quarterly product payments. The agreement also provides for certain reduction of product payments paid to ATP if these payments exceed $1,000,000 in a given year. ATP recognized revenues from PHA at the time PHA has sales of its related product.

In addition, ATP has an agreement with PHA under which, among other matters, ATP has the right to receive a royalty equal to .1 percent of net revenues received by PHA from the sale of any product using a nicotine impermeable copolymer technology. Under the terms of the agreement, ATP receives royalties from the sales of PHA's Nicotrol® /Nicorette® Patch.

ATP also has an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University. ATP has obtained several patents covering this technology. ATP believes that a dry powder nicotine inhaler has the potential to be a future generation nicotine replacement product.

Concentration of Credit Risk

ATP's product payments and payments receivable are derived solely from PHA. ATP believes its associated exposure to credit risk is minimal. No allowance for doubtful accounts is considered necessary at September 30, 2001 or 2000.

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

Net Income Per Share

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," requires presentation of basic earning per share and diluted earnings per share, simplifies computational guidelines and increases the comparability of earnings per share on an international basis. Basic earnings per common share is based on the weighted-average number of common shares outstanding during the respective years. Diluted earnings per share is based on the weighted-average number of common shares outstanding and dilutive common stock equivalents.

The following is a reconciliation of the denominators of the basic and diluted per-share computations for net income:

	Weighted-average Number of Shares of Common Stock Outstanding - Basic	Effect of Dilutive Stock Options	Weighted-average Number of Shares of Common Stock Outstanding - Diluted
For the year ended September 30-
2001	8,217,040	150	8,217,191
2000	8,173,010	7,823	8,180,833
1999	8,092,136	103,204	8,195,340

Cash and Cash Equivalents

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of Statement No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of Statement No. 142 are to be reported as resulting from a change in accounting principle. The Company has reviewed the requirements of Statement No. 142 and does not expect to be impacted by this Statement.

Non-Statutory Stock Options

ATP accounts for non-statutory stock options using the "intrinsic value" method of accounting set forth in APB Opinion No.25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for options is measured as the excess, if any, of the quoted market price of ATP's common stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to measure and recognize in their financial statements a compensation cost for stock-based compensation based on the "fair value" method of accounting set forth in the statement.

Investments in Securities

ATP accounts for investments in debt securities as held-to-maturity securities, as set forth in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are stated in the accompanying financial statements at historical cost plus accretion of related discount (for U.S. Treasury and Agency Bonds). Debt securities with a maturity of less than one year are classified in the balance sheet as current assets, while debt securities with a maturity of greater than one year are classified as long-term assets.

2. INVESTMENTS:

ATP's investments consist of U.S. Treasury and Agency zero coupon bonds which were purchased at a discount from their face value and certificates of deposit. ATP intends to hold all investments held at September 30, 2001, to their respective maturities, which range from November 2001 to May 2005.

Investments classified as current assets at September 30, 2001, include the following:

	Book Value	Fair Value
United States Treasury Bonds	$ 559,456	$ 562,065

Investments classified as long-term assets at September 30, 2001, include the following:

	Book Value	Fair value
United States Treasury and Agency Bonds	$ 925,044	$ 959,962
Certificates of Deposit	180,000	180,000
	$ 1,105,044	$1,139,962

Investments classified as current assets at September 30, 2000, include the following:

	Book Value	Fair Value
United States Treasury Bonds	$ 465,153	$ 463,609
Certificates of Deposit	100,000	100,000
	$ 565,153	$ 563,609

Investments securities classified as long-term assets at September 30, 2000, include the following:

	Book Value	Fair Value
United States Treasury Bonds	$ 1,035,798	$ 1,030,529

The difference between cost and fair value for the investments discussed above represent unrealized holding gains and losses. Fair value was obtained from ATP's securities broker using quoted market prices.

Investment income by asset classification is as follows:

	September 30
	2001	2000	1999
United States Treasury and Agency Bonds	$ 75,933	$ 72,771	$ 71,872
Certificates of Deposits	4,891	3,043	9,202
Money Market Mutual Funds	8,178	15,733	15,328
Total	$ 89,002	$ 91,547	$ 96,402

3. FEDERAL INCOME TAXES:

Income taxes are recognized for (a) amounts payable or refundable in the current year and (b) deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements. Deferred tax assets and liabilities are determined by applying the statutory rate in effect at the balance sheet date to differences between the book and tax basis of assets and liabilities.

As of September 30, 2001, ATP had remaining tax net operating loss carryforwards of $3,172,206 which may be used to reduce taxes against future earnings. The net operating loss carryforwards expire between 2002 and 2011 as follows: $1,938,997 on June 30, 2002, $988,839 on June 30, 2003, $118,883 on June 30, 2004, $91,380 on June 30, 2005, and $34,107 on June 30, 2011. ATP believes that it is "more likely than not" that the Company will not realize its deferred tax assets, accordingly, a valuation allowance equivalent to the deferred tax assets has been established.

The tax effects of the various loss and credit carryforwards are as follows:

	September 30
	2001	2000
Deferred income tax assets-
Net operating loss carryforwards	$ 1,079,550	$ 2,870,000
Tax credit carryforwards	-	1,000
Total gross deferred tax assets	1,079,550	2,871,000
Less- Valuation allowance	(1,079,550)	(2,871,000)
Net deferred tax assets	$ -	$ -

4. NON-STATUTORY STOCK OPTIONS:

The following table summarizes the activity in ATP's non-statutory stock options:

	Stock Options	Weighted-Average Exercise Price Per Share
Outstanding at September 30, 1999	200,000.4375
Exercised	100,000.4375
Expired	100,000.4375
Outstanding at September 30, 2000	-	-
Granted	100,000.2813
Exercised	30,000.2813
Granted	100,000.3350
Outstanding at September 30, 2001	170,000.3129

On October 1, 2000, ATP granted James E. Turner 30,000 stock options at $.2813 per share with an additional 70,000 options exercisable upon certain conditions being met (see Note 5 for further discussion). The 30,000 options available to Mr. Turner were exercised on December 1, 2000, at $.2813 per share. On June 15, 2001, ATP granted David A. Monroe, a director of ATP, 100,000 options at $.335 per share.

If the Company had adopted fair value accounting method for its options under SFAS 123, the Company's net income would have been reduced in 2001 by approximately $5,000. However, there would be no change to either basic or diluted earnings per share for 2001. The fair value of these options was estimated using a Black-Scholes option pricing model with a risk-free interest rate of 2.38 percent, a volatility factor of .713, a dividend yield of 29 percent and a remaining option term of nine months.

5. RELATED-PARTY TRANSACTIONS:

Since October, 2000, ATP has had a Consulting Services Agreement with James E. Turner ("Turner"), a director of ATP. During the year ended September 30, 2001, ATP paid Turner $66,000. Under the Consulting Services Agreement, Turner was granted an option to purchase up to 100,000 shares of Common Stock, exercisable as to 30,000 shares immediately and an additional 70,000 shares becoming exercisable in the event of a business combination or strategic alliance presented by Turner and approved by the Board of Directors of ATP prior to September 30, 2003. The options include an exercise price of $0.2813 per share and exercisable options expire September 30, 2005. In addition, ATP can terminate the Consulting Services Agreement upon 30 day's written notice to Turner and payment to Turner of $21,000; however, if ATP terminates the Consulting Services Agreement prior to June 30, 2002, as the result of the completion of a business combination or strategic alliance generated by Turner, ATP shall pay turner $42,000.

Since October 1996, ATP has had a Consulting Services Agreement with Brenda Ray, Inc. (Ray), a related-party entity owned by a director of ATP. During the years ended September 30, 2001, 2000 and 1999, ATP paid Ray $12,000, $12,000 and $12,000, respectively, for consulting services.

Since August 1995, ATP has had an administrative services agreement with Linehan Engineering, Inc. (LEI), a related-party entity owned by ATP's president. During the years ended September 30, 2001, 2000 and 1999, ATP paid LEI $40,980, $39,780 and $36,000, respectively, for administrative services.

6. QUARTERLY FINANCIAL DATA (UNAUDITED):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001-
Operating revenues	$ 193,719	$ 163,063	$ 144,522	$ 142,095
Operating income	158,619	111,969	75,844	93,657
Net income	182,999	132,241	96,294	117,557
Basic and diluted income per share	.02	.02	.01	.01

2000-
Operating revenues	$ 91,863	$ 182,153	$ 114,708	$ 107,792
Operating income	48,715	150,592	86,263	70,211
Net income	80,176	168,742	110,343	88,067
Basic and diluted income per share	.01	.02	.01	.01

7. SUBSEQUENT EVENTS:

On November 27, 2001, ATP declared a dividend of $.05 per share payable on January 9, 2002, to stockholders of record as of December 21, 2001.