Form 10-Q/A
period 2001-12-31
ADVANCED TOBACCO PRODUCTS INC
filed 2002-02-20
CIK 737717

FORM 10-Q/A

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001.

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

16607 Blanco Road, Suite 703, San Antonio, Texas 78232
(Address of principal executive offices)(Zip Code)

(210) 408-1995
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

8,212,136 as of December 31, 2001

EXPLANATION OF AMENDMENT

 This amendment is to correct a filing error of the 10-Q for
Advanced Tobacco Products, Inc. for the three month period ending
December 31, 2001.  The 10-Q filed on February 14, 2002
inadvertently attached a previously filed report for Advanced
Tobacco Products, Inc.

ADVANCED TOBACCO PRODUCTS, INC.   PART I - FINANCIAL INFORMATION
dba ADVANCED THERAPEUTIC PRODUCTS, INC.  ITEM 1:  Financial Statements
BALANCE SHEET

        (Unaudited)     (Audited)
         December 31     September 30
          2001            2001
ASSETS:

CURRENT ASSETS:
Cash & cash equivalents	$ 506,922	$ 193,498
Product Payments Receivable	198,808	142,095
Interest Receivable	2,167	2,436
Investments	459,295	559,456
TOTAL CURRENT ASSETS:	1,167,192	897,485

LICENSE AGREEMENTS, Net:	157,976	162,352

LONG TERM INVESTMENTS:	975,387	1,105,044

TOTAL ASSETS:	$2,300,555	$2,164,881

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Accrued Liabilities	$ 30,394	$ 40,150

TOTAL LIABILITIES:	30,394	40,150

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value;
30,000,000 shares authorized;
8,222,136 shares issued and outstanding as of December 31,
2001, and September 30, 2001, respectively	82,222	82,222
Additional paid-in-capital	12,595,767	12,595,767
Accumulated deficit	(10,407,828)	(10,553,258)

TOTAL STOCKHOLDERS' EQUITY:	2,270,161	2,124,731

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$2,300,555	$2,164,881

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF INCOME

                                                                              (Unaudited)
                                                                   Three Months Ended December 31
                 2001            2000
REVENUES:
Product Payments	198,808	193,719
Total operating revenues:	198,808	193,719

EXPENSES:
General and administrative	75,707	35,100
Total operating expenses:	75,707	35,100

INCOME FROM OPERATIONS:	123,101	158,619

OTHER INCOME:
Interest Income	22,329	24,380
Total other income:	22,329	24,380

NET INCOME:	$ 145,430	$ 182,999

WEIGHTED AVERAGED NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING:	8,222,136	8,202,245

WEIGHTED AVERAGED NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING -
ASSUMING DILUTION:	8,222,136	8,202,245

INCOME PER COMMON SHARE - BASIC AND
ASSUMING DILUTION	$ .02	$ .02

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

                                                                        (Unaudited)
                                                               Three Months Ended December 31
                                                                        2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income:	145,430	182,999
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of license agreements	4,376	13,965
Amortization of discount on investments	(19,817)	(18,824)
Increase in cash flows from changes
in operating assets and liabilities
Product payments receivable	(56,713)	(85,927)
Interest receivable	269	-0-
Accounts payable	(9,756)	19,155
Net cash provided by operating activities:	63,789	111,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of license agreements and patent costs	-0-	(1,750)
Purchase of investments	(200,365)	-0-
Sale or maturity of investments	450,000	300,000
Net cash provided by investing activities:	249,635	298,250

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock Options	-0-	8,439
Dividends Paid	-0-	-0-
Net cash provided by financing activities:	-0-	8,439

NET INCREASE IN CASH AND CASH EQUIVALENTS:	313,424	418,057

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD:	193,498	123,746

CASH & CASH EQUIVALENTS AT END OF PERIOD:	$506,922	$541,803

NOTES TO CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Advanced Tobacco Products, Inc., dba Advanced
Therapeutic Products, Inc. ("ATP") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
However, all adjustments have been made to the accompanying
financial statements which are, in the opinion of ATP's management, necessary for the fair presentation of ATP's results of operations for the period covered.  Certain information and footnote
disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although ATP believes that the disclosures are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the
financial statements and notes thereto included in ATP's Annual
Report on Form 10-K as of September 30, 2001.

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
Russia, Singapore, Sweden, Switzerland, Taiwan, and United Kingdom.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash resources, including investments, available as of December 31,
2001, were $1,941,604 as compared to $1,857,998 as of December 31,
2000. On January 9, 2002 and January 10, 2001, ATP paid dividends aggregating $411,107 (5 cents per share) and $411,107(5 cents per share), respectively.

COMPARISON OF SELECTED FINANCIAL DATA

Operating Revenues for the three month period ending December 31,
2001, increased to $198,808, as compared to $193,719 for the three month period ending December 31, 2000.  This increase is due to an increase in product payments from PHA.

Interest income for the three month period ending December 31,
2001, decreased to $22,329 as compared to $24,380 for the three month period ending December 31, 2000.  This decrease is due to a decrease in interest rates.

ATP's net income of $182,999 for the quarter ended December 31,
2000, included a non-recurring payment of $50,000 which was
credited against general and administrative expenses.
The non-recurring payment was a "stand still" fee paid by a third party for a review of ATP and its assets.  Net income for the three month period ending December 31, 2001, increased to $145,430 as compared to $132,999 for the Quarter ended December 31, 2000, when adjusted for the non-recurring payment.

General and administrative expenses for the three month period ending December 31, 2001, decreased to $75,707 as compared to
$85,100 for the three month period ending December 31, 2000, when adjusted for the non-recurring payment.

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

Dated:    February 18, 2002

By:
 J. W. Linehan,
 Executive Officer and
 Chief Accounting Officer