Form 10-Q
period 2002-03-31
ADVANCED TOBACCO PRODUCTS INC
filed 2002-05-15
CIK 737717

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

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

Yes[X] No [ ]

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

8,212,136 as of March 31, 2002

ADVANCED TOBACCO PRODUCTS, INC.          PART I - FINANCIAL INFORMATION
dba ADVANCED THERAPEUTIC PRODUCTS, INC.                ITEM 1:  Financial Statements
CONDENSED BALANCE SHEET
           (Unaudited)         (Audited)
             March 31        September 30
         2002        2001

ASSETS:

CURRENT ASSETS:

Cash & cash equivalents
$ 60,703
$ 193,498

Product Payments Receivable
163,680
142,095

Interest Receivable
3,346
2,436

Investments
       462,964

559,456

TOTAL CURRENT ASSETS:
690,693
897,485

LICENSE AGREEMENTS, Net:
153,600
162,352

LONG TERM INVESTMENTS:
     1,168,283

1,105,044

TOTAL ASSETS:
    $2,012,576

$2,164,881

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:

Accrued Liabilities
$ 24,474
$ 40,150

TOTAL LIABILITIES:
24,474
40,150

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value;

30,000,000 shares authorized;

     8,222,136 shares issued and
outstanding as of March 31,

     2002, and September 30, 2001,
respectively

82,222

82,222

Additional paid-in-capital
12,595,767
12,595,767

Accumulated deficit
(10,689,887)
(10,553,258)

TOTAL STOCKHOLDERS' EQUITY:
1,988,102
2,124,731

          TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:
$2,012,576
$2,164,881

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
CONDENSED STATEMENT OF INCOME
                                                                           (Unaudited)
                                                                   Three Months Ended March 31
           2002    2001

REVENUES:

Product Payments
$ 163,680
$ 163,063

Total operating revenues:
163,680
163,063

EXPENSES:

General and administrative
54,645
51,094

Total operating expenses:
54,645
51,094

INCOME FROM OPERATIONS:
109,035
111,969

OTHER INCOME:

Interest Income
20,013
20,272

Total other income:
20,013
20,272

NET INCOME:
$ 129,048
$ 132,241

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING:
8,222,136
8,222,136

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING -

ASSUMING DILUTION:
8,222,136
8,222,136

INCOME PER COMMON SHARE - BASIC AND

ASSUMING DILUTION
$ .02
$ .02

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
CONDENSED STATEMENT OF INCOME
                                                                          (Unaudited)
                                                                      Six Months Ended March 31
           2002   2001

REVENUES:

Product Payments
$ 362,488
$ 356,782

Total operating revenues:
362,488
356,782

EXPENSES:

General and administrative
130,352
86,194

Total operating expenses:
130,352
86,194

INCOME FROM OPERATIONS:
232,136
270,588

OTHER INCOME:

Interest Income
42,342
44,652

Total other income:
42,342
44,652

NET INCOME:
$ 274,478
$ 315,240

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING:
8,222,136
8,212,081

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING -

ASSUMING DILUTION:
8,222,136
8,212,143

INCOME PER COMMON SHARE - BASIC AND

ASSUMING DILUTION
$ .03
$ .04

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
                                                                             (Unaudited)
                                                                    Six Months Ended March 31
                                                                            2002        2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income:
$ 274,478
$ 315,240

  Adjustments to reconcile net income to net
cash provided by operating activities:

Amortization of license agreements
8,752
17,930

Amortization of discount on investments
(35,857)
(37,430)

Increase in cash flows from changes

in operating assets and liabilities

Payments receivable
(21,585)
(55,271)

Interest receivable
(910)
-0-

Accounts payable
(15,676)
(15,756)

Net cash provided by operating activities:
209,202
224,713

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of license agreements and patent
costs
-0-
(1,750)

Purchase of investments
(380,890)
(214,491)

Sale or maturity of investments
450,000
300,000

Net cash provided by investing activities:
69,110
83,759

CASH FLOWS FROM FINANCING ACTIVITIES:

Exercise of Stock Options
-0-
8,439

Dividends Paid
(411,107)
(411,108)

Net cash used in financing activities:
(411,107)
(402,669)

NET DECREASE IN CASH AND CASH EQUIVALENTS:

(132,795)

(94,197)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD:
193,498
123,746

CASH & CASH EQUIVALENTS AT END OF PERIOD:
$ 60,703
$ 29,549

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

Item 2:Management's Discussion and Analysis of Financial Condition and
Results of Operation

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

The Inhaler was launched nationwide in the U.S. as a prescription product in 1998.  PHA has introduced the Inhaler, primarily as an over-the-counter product, in Australia, Austria, Belgium, Czech
Republic, Denmark, Estonia, Finland, France, Hong Kong, Iceland,
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

LIQUIDITY AND CAPITAL RESOURCES

Cash resources, including investments, available on March 31, 2002, were $ 1,691,950 as compared to $1,582,421 as of March 31, 2001.
On January 9, 2002, January 10, 2001 and January 10, 2000, ATP paid dividends aggregating $411,107 (5 cents per share), $411,108 (5 cents per share) and $1,228,820 (15 cents per share) respectively.

COMPARISON OF SELECTED FINANCIAL DATA

Operating revenues for the six month period ending March 31, 2002, increased to $362,488 , as compared to $356,782 for the six month period ending March 31, 2001.  This increase is due to an increase in Inhaler product payments from PHA.

Interest income for the six month period ending March 31, 2002, decreased to $42,342 as compared to $44,652 for the six month period ending March 31, 2001.  This decrease is due to minor variations in earnings on investments.

Net income for the six month period ending March 31, 2002,
increased to $274,478 as compared to $265,240 for the six month period ending March 31, 2001, after adjusting net income for the six month period ending March 31, 2001, for a non-recurring payment of $50,000 which was credited against general and administrative expenses. The non-recurring payment was a "stand still" fee paid by a third party for a review of ATP and its assets.

General and administrative expenses for the six month period ending
March 31, 2002, decreased to $130,352 as compared to $136,194 for the six month period ending March 31, 2001, when adjusted for the non-recurring payment.

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

                                          ADVANCED TOBACCO PRODUCTS. INC.
                                              (Registrant)

Dated: May 15    , 2002

                                         By:   /S/  J. W. Linehan
                                                  J. W. Linehan,
                                                  Executive Officer and
                                                  Chief Accounting Officer