Form 10-Q
period 2002-06-30
ADVANCED TOBACCO PRODUCTS INC
filed 2002-08-12
CIK 737717

FORM FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
OR
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

Yes [X]     No [ ]

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

8,212,136 as of June 30, 2002

ADVANCED TOBACCO PRODUCTS, INC.             PART I - FINANCIAL
INFORMATION
dba ADVANCED THERAPEUTIC PRODUCTS, INC.          ITEM 1:  Financial Statements
CONDENSED BALANCE SHEET

                 (Unaudited)       (Audited)
                  June 30          September 30
                   2002             2001

ASSETS:

CURRENT ASSETS:

Cash & cash equivalents
$ 90,804
$ 193,498

Product Payments Receivable
276,898
142,095

Interest Receivable
3,356
2,436

Investments
559,736
559,456

TOTAL CURRENT ASSETS:
930,794
897,485

LICENSE AGREEMENTS, Net:
149,224
162,352

LONG TERM INVESTMENTS:
1,142,567
1,105,044

TOTAL ASSETS:
$2,222,585
$2,164,881

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:

Accrued Liabilities
$ 520
$ 40,150

TOTAL LIABILITIES:
520
40,150

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value;

30,000,000 shares authorized;

     8,222,136 shares issued and
outstanding as of June 30,

     2002, and September 30, 2001,
respectively

82,222

82,222

Additional paid-in-capital
12,595,767
12,595,767

Accumulated deficit
(10,455,924)
(10,553,258)

TOTAL STOCKHOLDERS' EQUITY:
2,222,065
2,124,731

          TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:
$2,222,585
$2,164,881

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
CONDENSED STATEMENT OF INCOME

                                                                     (Unaudited)
                                                                 Three Months Ended June 30,
                       2002         2001

REVENUES:

Product Payments
$ 276,898
$ 144,522

Total operating revenues:
276,898
144,522

EXPENSES:

General and administrative
65,250
68,684

Total operating expenses:
65,250
68,684

INCOME FROM OPERATIONS:
211,648
75,844

OTHER INCOME:

Interest Income
22,315
20,456

Total other income:
22,315
20,456

NET INCOME:
$ 233,963
$ 96,294

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING:
8,222,136
8,222,136

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING -

ASSUMING DILUTION:
8,222,136
8,222,136

INCOME PER COMMON SHARE - BASIC AND

ASSUMING DILUTION
$ .03
$ .012

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
CONDENSED STATEMENT OF INCOME

                                                                           (Unaudited)
                                                                       Nine Months Ended June 30
           2002   2001

REVENUES:

Product Payments
$ 639,386
$ 501,304

Total operating revenues:
639,386
501,304

EXPENSES:

General and administrative
195,603
154,878

Total operating expenses:
195,603
154,878

INCOME FROM OPERATIONS:
443,783
346,426

OTHER INCOME:

Interest Income
64,657
65,108

Total other income:
64,657
65,108

NET INCOME:
$ 508,440
$ 411,534

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING:
8,222,136
8,215,433

WEIGHTED AVERAGED NUMBER OF SHARES

OF COMMON STOCK OUTSTANDING -

ASSUMING DILUTION:
8,222,136
8,215,801

INCOME PER COMMON SHARE - BASIC AND

ASSUMING DILUTION
$ .06
$ .05

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                         (Unaudited)
                                                                       Nine Months Ended June 30

                                                                          2002        2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income:
$ 508,440
$ 411,534

  Adjustments to reconcile net income to net
cash provided by operating activities:

Amortization of license agreements
13,128
21,895

Amortization of discount on investments
8,807
(57,111)

  Increase (decrease) in cash flows from
changes in operating assets

and liabilities:

Payments receivable
(134,803)
(36,730)

Interest receivable
(920)
-0-

Accounts payable
(39,630)
8,787

Net cash provided by operating activities:
355,022
348,375

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of license agreements and patent
costs
-0-
(2,612)

Purchase of investments
(161,609)
(565,046)

Sale or maturity of investments
115,000
575,000

    Net cash provided (used) by investing
activities:
(46,609)
7,342

CASH FLOWS FROM FINANCING ACTIVITIES:

Exercise of Stock Options
-0-
8,439

Dividends Paid
(411,107)
(411,108)

Net cash used in financing activities:
(411,107)
(402,669)

NET DECREASE IN CASH AND CASH EQUIVALENTS:

(102,694)

(46,952)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD:
193,498
123,746

CASH & CASH EQUIVALENTS AT END OF PERIOD:
$ 90,804
$ 76,794

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
France, Hong Kong, Iceland, Ireland, Italy, Malaysia, Malta,
Mexico, Netherlands, New Zealand, Norway, Portugal, Russia,
Singapore, South Africa, Sweden, Switzerland, Taiwan, and the
United Kingdom.

The Inhaler is the only nicotine replacement product designed to help control a smoker's cravings for cigarettes while
providing a key behavioral component of smoking--the hand-to-mouth ritual.
The Inhaler consists of a mouthpiece and a cartridge containing nicotine.
The user puffs on the mouthpiece, inhaling the nicotine, which is then absorbed through the lining of the mouth.

ATP also has an agreement with PHA under which, among other
matters, ATP has the right to receive a royalty equal to .1%
of net revenues received by PHA from the sale of any product using a nicotine impermeable copolymer technology.  Under the terms of the agreement, ATP receives royalties from the sales of PHA's Nicorette®/Nicotrol® Patch.

In addition, ATP has an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University.
ATP has obtained several patents covering this technology.
ATP believes that a dry powder nicotine inhaler has the
potential to be a future generation nicotine replacement
product.

LIQUIDITY AND CAPITAL RESOURCES

Cash resources, including investments, available on June 30,
2002, were $1,793,107 as compared to $1,724,902 as of June 30,
2001.  On January 9, 2002, and January 10, 2001, ATP paid
dividends aggregating $411,108 (5 cents per share) and
$411,108 (5 cents per share) respectively.

COMPARISON OF SELECTED FINANCIAL DATA

Operating revenues for the nine month period ending June 30,
2002, increased to $639,386, as compared to $501,304 for the nine month period ending June 30, 2001.  This increase is due to an increase in Inhaler product payments from PHA.

Interest income for the nine month period ending June 30,
2002, decreased to $64,657 as compared to $65,108 for the nine month period ending June 30, 2001.  This decrease is due to
minor variations in earnings on investments.

Net income for the nine month period ending June 30, 2002,
increased to $508,440 as compared to $411,534 for the nine
month period ending June 30, 2001.  This increase is due to an increase in Inhaler product payments from PHA

General and administrative expenses for the nine month period ending June 30, 2002, decreased to $195,603 as compared to
$204,878 for the nine month period ending June 30, 2001, after adjusting general and administrative expenses for the nine
month period ending June 30, 2001, for a non-recurring payment of $50,000 which was credited against general and
administrative expenses. The non-recurring payment was a
"stand still" fee paid by a third party for a review of ATP
and its assets.

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

 Dated:  August 12, 2002

                                                  By:  /s/ J.W. Linehan
                                                         J. W. Linehan,
                                                         Executive Officer and
                                                         Chief Accounting Officer