Form 10-K
period 2002-09-30
ADVANCED TOBACCO PRODUCTS INC
filed 2002-12-30
CIK 737717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

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

Common Stock, $.01 par value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X _    No   ____

     Indicate by check mark if disclosure or delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of November 29, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,617,740.

     As of November 29, 2002, the number of outstanding shares of Common Stock, $0.01 par value, of the registrant was 8,222,136.

PART I

ITEM 1. BUSINESS AND CURRENT OPERATIONS

     Advanced Tobacco Products, Inc., d/b/a Advanced Therapeutic Products, Inc. ("ATP"), maintains a website at http://www.businesswire.com/cnn/avth.htm

Forward-Looking Statements

     The forward-looking information contained in this report on Form 10-K is subject to change as the result of business, economic, competitive, regulatory, or other contingencies and uncertainties which cannot be predicted and which are beyond the control of ATP and are subject to changes in the plans of PHA with regard to the Nicotrol/Nicorette Inhaler which are entirely at the discretion of PHA.

History and Relationship with Pharmacia Corporation

     ATP, 16607 Blanco Road, Suite 703, San Antonio, Texas 78232, (210) 408-7077, is a Texas corporation formed in April 1983.

     In 1987, ATP sold patented nicotine technology, know how and related assets to what is now Pharmacia AB and Pharmacia & Upjohn Company ("PHA"), subsidiaries of Pharmacia Corporation, a worldwide pharmaceutical company that manufactures the Nicotrol/Nicorette ("Inhaler"), Nicorette Chewing Gum, the Nicotrol/Nicorette Patch ("Patch") and the Nicotrol/Nicorette Nasal Spray.

     The nicotine technology acquired from ATP forms the basis of the Inhaler developed by PHA for use in the nicotine replacement therapy market. ATP receives product payments from sales of the Inhaler by PHA equal to 3% of PHA's net sales. See "Pharmacia Corporation Agreement."

     The Inhaler was launched nationwide in the U.S. as a prescription product in 1998. PHA has introduced the Inhaler, primarily as an over-the-counter product, in Australia, Austria, Belgium, Czech Republic, Denmark, Estonia, Finland, France, Hong Kong, Iceland, Ireland, Italy, Malasia, Malta, Mexico, Netherlands, New Zealand, Norway, Portugal, Russia, Singapore, South Africa, Sweden, Switzerland, Taiwan, and the United Kingdom

     The Inhaler is the only nicotine replacement product designed to help control a smoker's cravings for cigarettes while providing a key behavioral component of smoking--the hand-to-mouth ritual. The Inhaler consists of a mouthpiece and a cartridge containing nicotine. The user puffs on the mouthpiece, inhaling the nicotine, which is then absorbed through the lining of the mouth.

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

FIRST QUARTER 2001 2002	SECOND QUARTER 2001 2002	THIRD QUARTER 2001 2002	FOURTH QUARTER 2001 2002
HIGH	.39	.36	.32	.36	.34	.37	.36	.43
LOW	.19	.26	.20	.305	.29	.35	.30	.34

     b) Holders

     There were approximately 1,750 shareholders of record of ATP's Common Stock at September 30, 2002.

     c) Dividends

     ATP anticipates declaring and paying dividends from time to time while substantial product payments are received from the sale of products under ATP's agreements with PHA.

     On November 26, 2002, ATP declared a dividend of $.08 per share payable on January 9, 2003, to shareholders of record as of December 20, 2002.

     On November 27, 2001, ATP declared a dividend of $.05 per share payable on January 9, 2002, to shareholders of record as of December 21, 2001.

     On November 22, 2000, ATP declared a dividend of $.05 per share payable on January 10, 2001, to shareholders of record as of December 22, 2000.

ITEM 6.SELECTED FINANCIAL DATA

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

Three Months
Year Ended	Ended
June 30	September 30,	Year Ended September 30
	1998	1998	1999	2000	2001	2002

Revenues	$ 516,600	$ 352,000	$ 964,582	$ 496,516	$ 643,399	$ 826,771

Net income	467,121	331,758	909,893	447,328	529,091	642,239
Net income per share of common stock - basic	.06	.04	.11	.05	.06	.08
Net income per share of common stock - diluted	.06	.04	.11	.05	.06	.08
Weighted-average number of shares of common stock outstanding - basic	8,092,136	8,092,136	8,092,136	8,173,010	8,217,040	8,222,136
Weighted-average number of shares of common stock outstanding - diluted	8,205,502	8,216,836	8,195,340	8,180,833	8,217,191	8,222,136
Cash provided by (used in) operations	93,005	360,279	1,048,490	435,978	462,466	522,014
Increase (decrease) in cash and cash equivalents	52,554	356,791	241,579	(566,055)	69,752	154,924
Balance sheet data to end of indicated periods
Working capital	939,872	687,338	1,608,228	772,654	857,335	1,062,236
Total assets	2,063,651	2,411,756	2,750,124	2,022,345	2,164,881	2,399,723
Total stockholders' equity	2,060,849	1,826,157	2,736,050	1,998,308	2,124,731	2,355,863

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     a) Results of Operations

     Operating revenues were $496,516, $643,399, and $826,771 for the twelve months ended September 30, 2000, 2001 and 2002, respectively.

     All revenues resulted from the recognition of product payments from PHA's sales of the Inhaler and the Patch. Product payments generated by the Patch were $11,693, $18,104, and $36,151 in fiscal 2000, 2001 and 2002, respectively.

     General and administrative expenses were $140,735, $203,310, and $270,307 in fiscal 2000, 2001 and 2002, respectively. General and administrative expenses for fiscal 2002 decreased to $270,307 as compared to $278,310 for fiscal 2001, after adjusting general and administrative expenses for fiscal 2001 for non-recurring payments totaling $75,000 which were credited against general and administrative expenses for 2001. The noncurring payments were "stand still" fees paid by third-parties for review of ATP and its assets.

     Income from operations was $355,781, $440,089 and $556,464, in fiscal 2000, 2001 and 2002, respectively. The increases in income from operations from 2000 through 2002 were primarily due to the increases in product payments from PHA's sales of the Inhaler. ATP's net income for fiscal 2002 was $642,239, which included $85,775 of interest income.

     b) Liquidity and Capital Resources

     Cash and investments available on September 30, 2002, were approximately $2,044,648. ATP believes that its cash and investment resources are sufficient to meet its foreseeable needs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and other matters required by this Item 8 are included on Pages F-1 and following.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     ATP's entire Board of Directors acts as its audit committee.

     Mr. James E. Turner, age 54, has been a Director of ATP since November 1986 and a consultant to ATP since its inception. Mr. Turner was one of the founders and the Business Manager of NCC Group, Ltd., a research and development limited partnership which was a predecessor of ATP. Mr. Turner was a consultant to PHA from August of 1987 until September of 2000.

     Mr. J. H. Uptmore, age 71, has been a Director of ATP since August 1987. Mr. Uptmore has been the President and Chairman of the Board of J. H. Uptmore & Associates, Inc., a construction contracting and development company, since 1974.

     Mr. J. W. Linehan, age 59, has been Director of ATP since June 1991, and President, Chief Executive Officer, Chief Financial Officer and Secretary of ATP since July 1, 1990. Since August 1, 1995, Mr. Linehan has been President and Chief Executive Officer of Linehan Engineering, Inc., an independent engineering company wholly owned by him.

     Ms. Brenda Ray, age 53, has been a Director of ATP since March 1989. Ms. Ray assisted in the original research and development of ATP's nicotine vapor inhalation technology. She is a consultant and has been President of Brenda Ray, Inc. since 1985.

     Mr. David A. Monroe, age 50, has been a Director of ATP since March 1989. Mr. Monroe is President and CEO of PhotoTelesis Corporation, a government electronics manufacturing company, and e-Watch, Inc., a commercial electronics company. Mr. Monroe's prior experience includes Division General Manager of Raytheon TI Systems, Inc., Founder & Chief Technical Officer of Image Data Corporation, a communications technology company, and Vice-President of Datapoint Corporation, a computer equipment manufacturer.

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

Non-Statutory Stock Options

     On October 1, 2000, ATP issued a non-statutory stock option to James A. Turner ("Turner"), a director of ATP, for 100,000 shares of ATP's common stock at an exercise price of $0.2813 per share, the approximate market value of a share of ATP common stock on October 1, 2000. 30,000 of the shares under option were exercised and the balance of 70,000 shares under option become exercisable in the event of a business combination or strategic alliance presented by Turner and approved by the Board of Directors of ATP prior to September 30, 2003. The option expires on September 30, 2005.

Stock Option Exercises and 2002 Fiscal Year - End Option Values

     The following table details the number and value of common stock underlying unexercised options held by directors as of September 30, 2002.

Name	Common Stock Underlying Options	Value of Unexercised In-the-Money Option
	Exercisable	Unexercisable	Exercisable	Unexercisable
James E. Turner	-0-	70,000	-0-	$ 9,709

     Mr. Turner exercised an option to purchase 30,000 shares of common stock on December 1, 2000, at an exercise price of $0.2813 per share at an aggregate realized value of $0.00. On December 1, 2000, the approximate market value of ATP stock was $0.2813 per share.

ITEM 12. COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

     The following table sets forth certain information about the Directors of ATP, and all persons known by ATP to own more than 5% of the Common Stock as of November 30, 2002, and all officers and Directors of ATP as a group as of September 30, 2002. Except as indicated, ATP believes that each of the below named persons has sole voting and investment power with respect to the shares shown and owns the shares indicated beneficially and of record. All of the Common Stock held by the persons described in the following table is available for sale under Rule 144 of the Securities and Exchange Commission.

Name	Director Since	Number of Shares	Percent of Class
Brenda Ray (1) 12544 Judson Road San Antonio, TX 78233	1989	1,397,464	17.00%
James E. Turner (3) 307 Wayside Drive San Antonio, TX 78213	1986	400,221	4.87%
J. H. Uptmore (2) P.O. Box 29389 San Antonio, TX 78229	1987	196,921	2.40%
David A. Monroe (3) 7800 I.H. 10 W San Antonio, TX 78230	1989	47,229.57%
J.W. Linehan 16607 Blanco Road, Suite 703 San Antonio, TX 78232	1991	90,000	1.09%
Officers and Directors as a Group (5 persons)		2,231,836	27.14%
Hummingbird Management, LLC (4)	N/A	427,700	5.2%

(1)    Includes 420,104 shares of Common Stock owned by the Jon Philip Ray Family Trust of which Brenda Ray is a beneficiary.

(2)    Includes 46,921 shares of Common Stock owned by J. H. Uptmore & Associates, Inc., of which Mr. Uptmore is President and Chairman of the Board.

(3)    Does not include shares under outstanding stock options.

(4)    Hummingbird Management, LLC acts as investment manager to the Hummingbird Value Fund, L.P. and to the Hummingbird Microcap Value Fund, L.P., which are the holders of the 427,700 shares held in respective amounts unknown to the Company.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires ATP's directors, executive officers, and any persons holding more than ten percent (10%) of ATP's Common Stock to report their initial ownership of ATP's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and to provide copies of such reports to ATP. Based upon ATP's review of copies of such reports received by ATP, ATP believes that during the year ended September 30, 2002, all Section 16(a) filing requirements were satisfied.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

     Since August 1995, ATP has had an Administrative Services Agreement with Linehan Engineering, Inc. ("LEI"), a related-party entity owned by ATP's president. In 2000, 2001 and 2002, ATP paid LEI $39,780, $40,980 and $44,420 respectively.

     Since October, 2000, ATP has had a Consulting Services Agreement with James E. Turner ("Turner"), a director of ATP. In 2001 and 2002, ATP paid Turner $66,000 and $84,000, respectively. Under the Consulting Services Agreement, Turner was granted an option to purchase up to 100,000 shares of Common Stock, exercisable as to 30,000 shares immediately and an additional 70,000 shares becoming exercisable in the event of a business combination or strategic alliance presented by Turner and approved by the Board of Directors of ATP prior to September 30, 2003. The option includes an exercise price of $0.2813 per share and the option expires September 30, 2005. In addition, ATP can terminate the Consulting Services Agreement upon 30 day's written notice to Turner and payment to Turner of $21,000; however, if ATP terminates the Consulting Services Agreement prior to June 30, 2003, as the result of the completion of a business combination or strategic alliance generated by Turner, ATP shall pay Turner $42,000.

     Since October 1996, ATP has had a Consulting Services Agreement with Brenda Ray, Inc. ("Ray"), a related-party entity owned by a director of ATP. In 2000, 2001 and 2002, ATP paid Ray $12,000, $12,000, and $12,000, respectively.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          1. Financial Statements and Independent Auditors' Report

             The financial statements listed in the index to financial statements follows the signature page of this report.

          2. Financial Statement Schedules

             ATP did not meet any of the requirements to provide financial statement schedules for any of the fiscal years ended 2002, 2001, or 2000.

          3. Exhibits

             99.1.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley
             Act of 2002.

     (b)   ATP filed two Current Reports on Form 8-K since the filing of ATP's last 10-K; one in August 5, 2002 disclosing a change in the Company's accountants from Arthur Anderson LLP to The Hanke Group P.C. and the other on August 15, 2002, attaching a Certificate of the Chief Executive and Financial Officer of ATP.

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, there unto duly authorized, in the City of San Antonio, State of Texas, as of December 22, 2002.

                                                                                                               ADVANCED TOBACCO PRODUCTS, INC.

Date: December 22, 2002                                                                         By /s/   J.W. Linehan
                                                                                                                      J. W. Linehan, President,
                                                                                                                     Chief Executive Officer and
                                                                                                                     Chief Accounting and Financial Officer

     I, J. W. Linehan, Chief Executive Officer and Chief Financial Officer of Advanced Tobacco Products, Inc. ("Company"), certify that:

     1. I have reviewed this Form 10-K of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and Procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

     5. I have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report and have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

     6. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls, and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     7. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 22, 2002                                                                         By: /s/ J.W. Linehan
                                                                                                                      J. W. Linehan, President,
                                                                                                                      Chief Executive Officer and
                                                                                                                      Chief Accounting and Financial Officer

Date: December 22, 2002                                                                        By: /s/  James E. Turner
                                                                                                                       James E. Turner, Director

Date: December 22, 2002                                                                        By: /s/  J.H. Uptmore
                                                                                                                       J.H. Uptmore, Director

Date: December 22, 2002                                                                        By: /s/  Brenda Ray
                                                                                                                       Brenda Ray, Director

Date: December 22, 2002                                                                         By: /s/  David A. Monore
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

The following financial statements are included in response to Item 14 (a):

                                                                                                                                           Page

Index to Financial Statements                                                                                                F-1

Report of Independent Public Accountants                                                                            F-2

Balance Sheets - - September 30, 2002 and 2001                                                                F-3

Statements of Income for the Years Ended
September 30, 2002, 2001 and 2000                                                                                   F-4

Statements of Stockholders' Equity for the Years
Ended September 30, 2002, 2001, 2000 and 1999                                                               F-5

Statements of Cash Flows for the Years Ended
September 30, 2002, 2001 and 2000                                                                                     F-6

Notes to Financial Statements                                                                                                 F-7

                                                                                 F-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Advanced Tobacco Products, Inc., d/b/a
Advanced Therapeutic Products, Inc.:

     We have audited the accompanying balance sheet of Advanced Tobacco Products, Inc. (a Texas corporation), d/b/a Advanced Therapeutic Products, Inc., as of September 30, 2002, and the related statement of income, stockholders' equity and cash flows for the year ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Advanced Tobacco Products, Inc., d/b/a Advanced Therapeutic Products, Inc., as of September 30, 2001 and 2000, were audited by other auditors whose report dated November 27, 2001, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Advanced Tobacco Products, Inc., d/b/a Advanced Therapeutic Products, Inc., as of September 30, 2002, and the results of its operations and its cash flows for the year ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The Hanke Group, P.C.

San Antonio, Texas
November 25, 2002

                                                                                  F-2

ADVANCED TOBACCO PRODUCTS, INC.

d/b/a ADVANCED THERAPEUTIC PRODUCTS, INC.

BALANCE SHEETS - - SEPTEMBER 30, 2002 AND 2001

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 348,422	$ 193,498
Product payments receivable	187,385	142,095
Other receivables	2,077	2,436
Investments	568,212	559,456

Total current assets	1,106,096	897,485

LICENSE AGREEMENTS, less accumulated amortization of $108,613 and $90,359 as of 2002 and 2001, respectively	144,098	162,352

LONG-TERM INVESTMENTS	1,149,529	1,105,044

Total assets	$ 2,399,723	$ 2,164,881

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Book overdraft	$ 21,515	$ -
Accrued liabilities	22,345	40,150

Total liabilities	43,860	40,150

STOCKHOLDERS' EQUITY:
Preferred stock, $100 par value; 500,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 8,222,136 issued and outstanding	82,222	82,222
Additional paid-in capital	12,595,767	12,595,767
Accumulated deficit	(10,322,126)	(10,553,258)

Total stockholders' equity	2,355,863	2,124,731

Total liabilities and stockholders' equity	$ 2,399,723	$ 2,164,881

The accompanying notes are an integral part of these financial statements.

                                                                                    F-3

ADVANCED TOBACCO PRODUCTS, INC.

d/b/a ADVANCED THERAPEUTIC PRODUCTS, INC.

STATEMENTS OF INCOME

For the Year Ended September 30
	2002	2001	2000

REVENUES:
Product payments	$ 826,771	$ 643,399	$ 496,516

Total operating revenues	826,771	643,399	496,516

EXPENSES:
General and administrative	270,307	203,310	140,735

Total operating expenses	270,307	203,310	140,735

INCOME FROM OPERATIONS	556,464	440,089	355,781

OTHER INCOME:
Interest income	85,775	89,002	91,547

Total other income	85,775	89,002	91,547

INCOME BEFORE INCOME TAXES	642,239	529,091	447,328

INCOME TAX EXPENSE	-	-	-

NET INCOME	$ 642,239	$ 529,091	$ 447,328

INCOME PER COMMON SHARE - BASIC	$.08	$.06	$.05

WEIGHTED-AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC	8,222,136	8,217,040	8,173,010

INCOME PER COMMON SHARE - DILUTED	$.08	$.06	$.05

WEIGHTED-AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - DILUTED	8,222,136	8,217,191	8,180,833

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$.05	$.05	$.15

The accompanying notes are an integral part of these financial statements.

                                                                                        F-4

ADVANCED TOBACCO PRODUCTS, INC.

d/b/a ADVANCED THERAPEUTIC PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, September 30, 1999	8,092,136	$ 80,922	$ 12,544,878	$ (9,889,750)	$ 2,736,050
Net income	-	-	-	447,328	447,328
Exercise of stock options	100,000	1,000	42,750	-	43,750
Dividends declared	-	-	-	(1,228,820)	(1,228,820)

BALANCE, September 30, 2000	8,192,136	81,922	12,587,628	(10,671,242)	1,998,308
Net income	-	-	-	529,091	529,091
Exercise of stock options	30,000	300	8,139	-	8,439
Dividends declared	-	-	-	(411,107)	(411,107)

BALANCE, September 30, 2001	8,222,136	82,222	12,595,767	(10,553,258)	2,124,731
Net income	-	-	-	642,239	642,239
Dividends declared	-	-	-	(411,107)	(411,107)

BALANCE, September 30, 2002	8,222,136	$ 82,222	$ 12,595,767	$ (10,322,126)	$ 2,355,863

The accompanying notes are an integral part of these financial statements.

                                                                                      F-5

ADVANCED TOBACCO PRODUCTS, INC.

d/b/a ADVANCED THERAPEUTIC PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

For the Year Ended September 30
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 642,239	$ 529,091	$ 447,328
Adjustments to reconcile net income to net cash provided by operating activities-
Amortization of license agreements	18,254	27,504	15,860
Amortization of discount on investments	(75,743)	(73,503)	(71,046)
(Increase) decrease in product payments receivable	(45,290)	(34,303)	32,286
(Increase) decrease in other receivables	359	(2,436)	1,587
(Decrease) increase in accrued liabilities	(17,805)	16,113	9,963

Net cash provided by operating activities	522,014	462,466	435,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of license agreements	-	-	(31,273)
Purchase of investments	(542,498)	(565,046)	(585,690)
Maturity of investments	565,000	575,000	800,000

Net cash provided by investing activities	22,502	9,954	183,037

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in book overdraft	21,515	-	-
Exercise of stock options	-	8,439	43,750
Dividends declared	(411,107)	(411,107)	(1,228,820)

Net cash used in financing activities	(389,592)	(402,668)	(1,185,070)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	154,924	69,752	(566,055)

CASH AND CASH EQUIVALENTS, beginning of year	193,498	123,746	689,801

CASH AND CASH EQUIVALENTS, end of year	$ 348,422	$ 193,498	$ 123,746

The accompanying notes are an integral part of these financial statements.

F-6

                                                            ADVANCED TOBACCO PRODUCTS, INC.

d/b/a ADVANCED THERAPEUTIC PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

     Advanced Tobacco Products, Inc. (a Texas corporation), d/b/a Advanced Therapeutic Products, Inc. (ATP or the Company), was formed in April 1983. In 1987, ATP sold certain nicotine technology and related assets to what is now Pharmacia Corporation (PHA), a worldwide pharmaceutical company, for $3.6 million and the right to future product payments.

Revenue Recognition and Current Operations

     The nicotine technology acquired from ATP forms the basis of the Nicotrol/Nicorette Inhaler (Inhaler) developed by PHA for use in the nicotine replacement therapy market. Product payments from sales of the Inhaler, outside the U.S., are 3 percent of PHA's net sales to pharmacy distributors. Until June 30, 2000, payments from U.S. sales of the Inhaler were 9.9 percent of PHA's net sales to McNeil Consumer Health Care (McNeil), a Johnson & Johnson Company, which marketed the Inhaler to pharmacies. Effective July 1, 2000, PHA reacquired, from McNeil, the rights to market the Inhaler in the U.S. Payments from the U.S. sales of the Inhaler are now 3 percent of PHA's net sales. PHA is under no obligation to market these products. The agreement with PHA provides for quarterly product payments. The agreement also provides for certain reduction of product payments paid to ATP if these payments exceed $1,000,000 in a given year. ATP recognized revenues from PHA at the time PHA has sales of its related product.

     In addition, ATP has an agreement with PHA under which, among other matters, ATP has the right to receive a royalty equal to 0.1 percent of net revenues received by PHA from the sale of any product using a nicotine impermeable copolymer technology.

     ATP also has an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University. ATP has obtained several patents covering this technology. ATP believes that a dry powder nicotine inhaler has the potential to be a future generation nicotine replacement product.

Concentration of Credit Risk

     ATP's product payments and payments receivable are derived solely from PHA. At September 30, 2002, ATP had cash deposits at financial institutions exceeding federally insured limits by approximately $348,000, without regard to reconciling items. No allowance for doubtful accounts is considered necessary at September 30, 2002 or 2001.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires ATP to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                                                 F-7

Net Income Per Share

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," requires presentation of basic earnings per share and diluted earnings per share, simplifies computational guidelines and increases the comparability of earnings per share on an international basis. Basic earnings per common share is based on the weighted-average number of common shares outstanding during the respective years. Diluted earnings per share is based on the weighted-average number of common shares outstanding and dilutive common stock equivalents.

     The following is a reconciliation of the denominators of the basic and diluted per-share computations for net income:

	Weighted-average Number of Shares of Common Stock Outstanding - Basic	Effect of Dilutive Stock Options	Weighted-average Number of Shares of Common Stock Outstanding - Diluted

For the year ended September 30-
2002	8,222,136	-	8,222,136
2001	8,217,040	150	8,217,191
2000	8,173,010	7,823	8,180,833

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

Non-Statutory Stock Options

     ATP accounts for non-statutory stock options using the "intrinsic value" method of accounting set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for options is measured as the excess, if any, of the quoted market price of ATP's common stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to measure and recognize in their financial statements a compensation cost for stock-based compensation based on the "fair value" method of accounting set forth in the statement.

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

2. ACCOUNTING PRONOUNCEMENTS:

FASB Statement No. 144

     On January 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective. It provides guidance on the accounting for the impairment or disposal of long-lived assets. For long-lived assets to be held and used, the new rules are similar to previous guidance which required the recognition of an impairment when the undiscounted cash flows would not recover its carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach as an alternative to the traditional present value method. The previous guidance provided in SFAS No. 121 is to be applied to assets that are to be disposed of by sale. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former major line of business or class of customer approach. Long-lived assets to be disposed of by other than sale are now considered assets to be held and used until the disposal date. The Company has reviewed the requirements of Statement No. 144 and does not expect to be impacted by this Statement.

FASB Statement No. 145

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement:

rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt,"
rescinds Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,"
rescinds Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," and
amends Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has reviewed the requirements of Statement No. 145 and does not expect to be impacted by this Statement.

FASB Statement No. 146

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. Such costs include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. Statement No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. Statement No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the entity's commitment to an exit or disposal plan. The Company has reviewed the requirements of Statement No. 146 and does not expect to be impacted by this Statement.

3. INVESTMENTS:

     ATP's investments consist of U.S. Treasury and Agency zero coupon bonds which were purchased at a discount from their face value and certificates of deposit. ATP intends to hold all investments held at September 30, 2002, to their respective maturities, which range from November 2002 to December 2006.

     Investments classified as current assets at September 30, 2002, include the following:

	Book Value	Fair Value
United States Treasury Bonds	$568,212	$ 581,198

     Investments classified as long-term assets at September 30, 2002, include the following:

	Book Value	Fair Value
United States Treasury and Agency Bonds	$ 969,529	$ 1,019,243
Certificates of Deposit	180,000	180,000

	$1,149,529	$1,199,243

     Investments classified as current assets at September 30, 2001, include the following:

	Book Value	Fair Value
United States Treasury Bonds	$559,456	$ 562,065

     Investments classified as long-term assets at September 30, 2001, include the following:

	Book Value	Fair Value
United States Treasury and Agency Bonds	$925,044	$959,962
Certificates of Deposit	180,000	180,000

	$1,105,044	$1,139,962

     The difference between cost and fair value for the investments discussed above represent unrealized holding gains and losses. Fair value was obtained from ATP's securities broker using quoted market prices.

     Investment income by asset classification is as follows:

September 30
	2002	2001	2000

United States Treasury and Agency Bonds	$ 75,743	$ 75,933	$ 72,771
Certificates of Deposits	6,263	4,891	3,043
Money Market Mutual Funds	3,769	8,178	15,733

Total	$ 85,775	$ 89,002	$ 91,547

4. FEDERAL INCOME TAXES:

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

     As of September 30, 2002, ATP had remaining tax net operating loss carryforwards of $1,233,209 which may be used to reduce taxes against future earnings. The Company files its tax return on a fiscal year starting June 30. The net operating loss carryforwards expire between 2003 and 2011 as follows: $988,839 on June 30, 2003, $118,883 on June 30, 2004, $91,380 on June 30, 2005, and $34,107 on June 30, 2011. ATP believes that it is "more likely than not" that the Company will not realize its deferred tax assets, accordingly, a valuation allowance equivalent to the deferred tax assets has been established.

The tax effects of net operating loss carryforwards are as follows:

September 30
	2002	2001
Deferred income tax assets-
Net operating loss carryforwards	$ 419,291	$ 1,079,550

Less- Valuation allowance	(419,291)	(1,079,550)

Net deferred tax assets	$ -	$ -

5. NON-STATUTORY STOCK OPTIONS:

     No options were granted, exercised, or expired during the year ended September 30, 2002. The following table summarizes the activity in ATP's non-statutory stock options for the year ended September 30, 2002:

	Stock Options	Weighted Average Exercise Price Per Share
Outstanding at September 30, 2000	-	-
Exercised	100,000.2813
Expired	30,000.2813
Granted	100,000.3350
Outstanding at September 30, 2001	170,000.3129
Expired	100,000.3350
Outstanding at September 30, 2002	70,000.2813

     On October 1, 2000, ATP granted James E. Turner 30,000 stock options at $.2813 per share with an additional 70,000 options exercisable upon certain conditions being met (see Note 5 for further discussion). The 30,000 stock options available to Mr. Turner were exercised on December 1, 2000, at $.2813 per share. On June 15, 2001, ATP granted David A. Monroe, a director of ATP, 100,000 options at $.335 per share which expired on June 15, 2002.

     If the Company had adopted fair value accounting method for its options under SFAS 123, the Company's net income would not have been affected in 2002. Net income would have been reduced in 2001 by approximately $5,000. However, there would be no change to either basic or diluted earnings per share for 2001. The fair value of these options was estimated in 2001 using a Black-Scholes option pricing model with a risk-free interest rate of 2.38 percent, a volatility factor of .713, a dividend yield of 29 percent and a remaining option term of nine months.

6. RELATED-PARTY TRANSACTIONS:

     Since October, 2000, ATP has had a Consulting Services Agreement with James E. Turner ("Turner"), a director of ATP. Under the Consulting Services Agreement, ATP is required to pay $7,000 per month for Turner's consulting services. During the year ended September 30, 2002 and 2001 ATP paid Turner $84,000, and $66,000, respectively, for consulting services. Under the agreement, Turner was granted an option to purchase up to 100,000 shares of Common Stock, exercisable as to 30,000 shares immediately and an additional 70,000 shares becoming exercisable in the event of a business combination or strategic alliance presented by Turner and approved by the Board of Directors of ATP prior to September 30, 2003. The options include an exercise price of $0.2813 per share and exercisable options expire September 30, 2005. In addition, ATP can terminate the Consulting Services Agreement upon 30 day's written notice to Turner and payment to Turner of $21,000; however, if ATP terminates the Consulting Services Agreement prior to June 30, 2003, as the result of the completion of a business combination or strategic alliance generated by Turner, ATP shall pay Turner $42,000.

     Since October 1996, ATP has had a Consulting Services Agreement with Brenda Ray, Inc. (Ray), a related-party entity owned by a director of ATP. During the years ended September 30, 2002, 2001 and 2000, ATP paid Ray $12,000, $12,000 and $12,000, respectively, for consulting services. Under the Consulting Services Agreement, ATP is required to pay $1,000 per month for Ray's consulting services. ATP can terminate the agreement upon 30 day's written notice to Ray and payment to Ray of $3,000; however, if ATP terminates the Consulting Services Agreement prior to June 30, 2003, as the result of the completion of a business combination or strategic alliance generated by Ray, ATP shall pay Ray $6,000.

     Since August 1995, ATP has had an administrative services agreement with Linehan Engineering, Inc. (LEI), a related-party entity owned by ATP's president. During the years ended September 30, 2002, 2001 and 2000, ATP paid LEI $44,420, $40,980 and $39,780, respectively, for administrative services. Under the Consulting Services Agreement, ATP is required to pay $3,300 per month for Linehan's administrative services. ATP can terminate the agreement upon 30 day's written notice to LEI and payment to LEI of $9,900; however, if ATP terminates the Consulting Services Agreement prior to June 30, 2003, as the result of the completion of a business combination or strategic alliance generated by LEI, ATP shall pay LEI $19,800.

7. QUARTERLY FINANCIAL DATA (UNAUDITED):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002-
Operating revenues	$198,808	$163,680	$276,898	$187,385
Operating income	123,101	109,035	211,648	112,680
Net income	145,430	129,048	233,963	133,798
Basic and diluted income per share	.02	.02	.03	.02

2001-
Operating revenues	$193,719	$163,063	$144,522	$142,095
Operating income	158,619	111,969	75,844	93,657
Net income	182,999	132,241	96,294	117,557
Basic and diluted income per share	.02	.02	.01	.01

8. SUBSEQUENT EVENT:

     On November 26, 2002, ATP declared a dividend of $0.08 per share payable on January 9, 2003, to stockholders of record as of December 20, 2002.

EXHIBIT 99.1.1

Certification Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

     Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, J. W. Linehan, Chief Executive Officer and Chief Financial Officer of Advanced Tobacco Products, Inc., a Texas corporation (the "Company"), hereby certify, to my knowledge, that:

(1) the Company's Annual Report on Form 10-K for the year ended September 30, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: December 22, 2002	/s/ J. W. Linehan J. W. Linehan Chief Executive Officer and Chief Financial Officer

     The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.