Form 10-Q
period 2002-12-31
ADVANCED TOBACCO PRODUCTS INC
filed 2003-02-14
CIK 737717

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002
OR
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
(210) 408-1995
(Registrant’s telephone number, including area code)
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

Yes   [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes   [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

            Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

8,212,136 as of February 3, 2003

ADVANCED TOBACCO PRODUCTS, INC.                  PART I - FINANCIAL INFORMATION
dba ADVANCED THERAPEUTIC PRODUCTS, INC.                     ITEM 1:Financial Statements
BALANCE SHEET

                                                                                                        (Unaudited)         (Audited)
                                                                                                       December 31        September 30
                                                                                                            2002                     2002

ASSETS:

CURRENT ASSETS:
Cash & cash equivalents	$ 641,510	$ 348,422
Product Payments Receivable	224,063	187,385
Interest Receivable	2,045	2,077
Investments	400,887	568,212
TOTAL CURRENT ASSETS:	1,268,505	1,106,096

LICENSE AGREEMENTS, Net:	139,533	144,098

LONG TERM INVESTMENTS:	1,160,685	1,149,529

TOTAL ASSETS:	$2,568,723	$2,399,723

LIABILITIES AND STOCKHOLDERS' EQUITY:

Book Overdraft		$ 21,515
Accrued Liabilities	$ 38,984	22,345

TOTAL LIABILITIES:	38,984	43,860

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value;
30,000,000 shares authorized;
8,222,136 shares issued and outstanding as of December 31,
2002, and September 30,2002, respectively	82,222	82,222
Additional paid-in-capital	12,595,767	12,595,767
Accumulated deficit	(10,148,250)	(10,322,126)

TOTAL STOCKHOLDERS’ EQUITY:	2,529,739	2,355,863

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$2,568,723	$2,399,723

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF INCOME

                                                                                                                               (Unaudited)
                                                                                                          Three  Months  Ended  December  31
                                                                                                                2002                                    2001

REVENUES:
Product Payments	$224,063	$198,808
Total operating revenues:	224,063	198,808

EXPENSES:
General and administrative	72,855	75,707
Total operating expenses:	72,855	75,707

INCOME FROM OPERATIONS:	151,208	123,101

OTHER INCOME:
Interest Income	22,668	22,329
Total other income:	22,668	22,329

NET INCOME:	$ 173,876	$ 145,430

WEIGHTED AVERAGED NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING:	8,222,136	8,222,136

WEIGHTED AVERAGED NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING -
ASSUMING DILUTION:	8,222,136	8,222,136

INCOME PER COMMON SHARE - BASIC AND
ASSUMING DILUTION	$ .02	$ .02

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

                                                                                                                                                    (Unaudited)
                                                                                                                          Three  Months  Ended  December  31
                                                                                                                                            2002                   2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income:	$173,876	$145,430
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of license agreements	4,565	4,376
Amortization of discount on investments	(18,831)	(19,817)
Increase in cash flows from changes
in operating assets and liabilities
Product payments receivable	(36,678)	(56,713)
Interest receivable	32	269
Accounts payable	16,639	(9,756)
Net cash provided by operating activities:	139,603	63,789

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investments	-0-	(200,365)
Sale or maturity of investments	175,000	450,000
Net cash provided by investing activities:	175,000	249,635

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in book overdraft	(21,515)	-0-
Net cash provided by financing activities:	(21,515)	-0-

NET INCREASE IN CASH AND CASH EQUIVALENTS:	293,088	313,424

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD:	348,422	193,498

CASH & CASH EQUIVALENTS AT END OF PERIOD:	$641,510	$506,922

NOTES TO CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Advanced Tobacco Products, Inc., dba Advanced Therapeutic Products, Inc. (“ATP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made to the accompanying financial statements which are, in the opinion of ATP's management, necessary for the fair presentation of ATP's results of operations for the period covered.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although ATP believes that the disclosures are adequate to make the information presented herein not misleading.   These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in ATP's Annual Report on Form 10-K as of September 30, 2002.

Item 2:            Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

The forward-looking information contained in this report on Form 10-Q is subject to change as the result of business, economic, competitive, regulatory, or other contingencies and uncertainties which cannot be predicted and which are beyond the control of ATP and are subject to changes in the plans of PHA with regard to the Nicotrol®/Nicorette® Inhaler which are entirely at the discretion of PHA.

DISCUSSION OF OPERATIONS

In 1987, ATP sold patented nicotine technology, which forms the basis of the Nicorette®/Nicotrol® Inhaler (“Inhaler”), to what is now Pharmacia AB and Pharmacia & Upjohn Company (“PHA”), in exchange for product payments of 3% of PHA’s net sales of the Inhaler.

Product payments are payable on a country by country basis for the greater of 10 years following the date of the first commercial sale or the expiration of all issued patents enforceable in such countries.  There are payment limitations in the event of the sale of a nicotine vapor product competitive with the Inhaler.

The Inhaler was launched nationwide in the U.S. as a prescription product in 1998.  PHA has introduced the Inhaler, primarily as an over-the-counter product, in Australia, Austria, Belgium, Canada, Czech Republic, Denmark, Estonia, Finland, France, Hong Kong, Iceland, Ireland, Italy, Malaysia, Malta, Mexico, Netherlands, New Zealand, Norway, Portugal, Russia, Singapore, South Africa, Sweden, Switzerland, Taiwan, and the United Kingdom.

The Inhaler is the only nicotine replacement product designed to help control a smoker’s cravings for cigarettes while providing a key behavioral component of smoking-the hand-to-mouth ritual.  The Inhaler consists of a mouthpiece and a cartridge containing nicotine.  The user puffs on the mouthpiece, inhaling the nicotine, which is then absorbed through the lining of the mouth.

ATP also has an agreement with PHA under which, among other matters, ATP has the right to receive a royalty equal to .1% of net revenues received by PHA from the sale of any product using a nicotine impermeable copolymer technology.  Under the terms of the agreement, ATP receives royalties from the sales of PHA’s Nicorette®/Nicotrol® Patch in certain countries.

In addition, ATP has an exclusive worldwide license to certain dry powder nicotine inhaler technology from Duke University. ATP has obtained several patents covering this technology.  ATP believes that a dry powder nicotine inhaler has the potential to be a future generation nicotine replacement product.

LIQUIDITY AND CAPITAL RESOURCES

Cash resources, including investments, available on December 31, 2002, were $2,207,210 as compared to $1,941,604 as of December 31, 2001.  On January 10, 2003, and January 9, 2002, ATP paid dividends aggregating $657,770 (8 cents per share) and $411,108 (5 cents per share) respectively.

COMPARISON OF SELECTED FINANCIAL DATA

Operating revenues for the three month period ending December 31, 2002, increased to $224,063, as compared to $198,808 for the three month period ending December 31, 2001.  This increase is due to an increase in Inhaler product payments from PHA.

Interest income for the three month period ending December 31, 2002, increased to $22,668 as compared to $22,329 for the three month period ending December 31, 2001.  This increase is due to minor variations in earnings on investments.

Net income for the three month period ending December 31, 2002, increased to $173,876 as compared to $145,430 for the three month period ending December 31, 2001.  This increase is due to an increase in Inhaler product payments from PHA

General and administrative expenses for the three month period ending December 31, 2002, decreased to $72,855 as compared to $75,707 for the three month period ending December 31, 2001.  This decrease is due to minor variations in general and administrative expenses.

Item 4:              Controls and Procedures.

Within the 90-day period immediately preceding the filing of this report, the registrant's chief executive officer and chief financial officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934).  Based on that evaluation, the registrant's chief executive officer and chief financial officer concluded that the design and operation of the registrant's disclosure controls and procedures were effective as of the date of that evaluation.  There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of that evaluation.

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

                                                                             ADVANCED TOBACCO PRODUCTS. INC.
                                                                                                    (Registrant)

Dated: February 14,  , 2003

                                                                                              By:_  /s/J. W. Linehan
                                                                                                       J. W. Linehan,
                                                                                                      Executive Officer and Chief
                                                                                                      Financial and Accounting Officer

CERTIFICATIONS

I, J. W. Linehan, Chief Executive Officer and Chief Financial and Accounting Officer of Advanced Tobacco Products. Inc., certify that:

1.         I have reviewed this quarterly report on Form 10-Q of Advanced Tobacco Products. Inc.;

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.         I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 14,  , 2003
                                                                                       By:  /s/ J.W. Linehan
                                                                                               J. W. Linehan
                                                                                            Chief Executive Officer and Chief
                                                                                             Financial and Accounting Officer