Form 10-Q
period 2003-03-31
ADVANCED TOBACCO PRODUCTS INC
filed 2003-05-08
CIK 737717

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     N/A to N/A

Commission file number 0-12984

ADVANCED TOBACCO PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	74-2285214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16607 Blanco Road, Suite 703, San Antonio, Texas 78232

(Address of principal executive offices)(Zip Code)

(210) 408-7077

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

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

8,212,136 as of May 2, 2003

ADVANCED TOBACCO PRODUCTS, INC.	PART I - FINANCIAL INFORMATION
dba ADVANCED THERAPEUTIC PRODUCTS, INC	ITEM 1: Financial Statements
BALANCE SHEET
(Unaudited)		(Audited)
March 31		September 30
2003		2002
ASSETS:
CURRENT ASSETS:
Cash & cash equivalents	$13,121	$348,422
Product Payments Receivable	169,069	187,385
Interest Receivable	2,033	2,077
Investments	546,835	568,212
TOTAL CURRENT ASSETS:	731,058	1,106,096
LICENSE AGREEMENTS, Net:	134,969	144,098
LONG TERM INVESTMENTS:	1,131,979	1,149,529
TOTAL ASSETS:	$1,998,006	$2,399,723
LIABILITIES AND STOCKHOLDERS' EQUITY:
Book Overdraft	10,656	$21,515
Accrued Liabilities		22,345
TOTAL LIABILITIES:	10,656	43,860
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value;
30,000,000 shares authorized;
8,222,136 shares issued and outstanding as of March 31,
2003, and September 30, 2002, respectively	82,222	82,222
Additional paid-in-capital	12,595,767	12,595,767
Accumulated deficit	(10,690,639)	(10,322,126)
TOTAL STOCKHOLDERS' EQUITY:	1,987,350	2,355,863
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$1,998,006	$2,399,723

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
CONDENSED STATEMENT OF INCOME
(Unaudited)
Three Months Ended March 31
2003	2002
REVENUES:
Product Payments	$ 169,069	$ 163,680
Total operating revenues:	169,069	163,680

EXPENSES:
General and administrative	73,993	54,645
Total operating expenses:	73,993	54,645

INCOME FROM OPERATIONS:	95,076	109,035

OTHER INCOME:
Interest Income	20,305	20,013
Total other income:	20,305	20,013

NET INCOME:	$ 115,381	$ 129,048

WEIGHTED AVERAGED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:	8,222,136	8,222,136

WEIGHTED AVERAGED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - ASSUMING DILUTION:	8,222,136	8,222,136

INCOME PER COMMON SHARE - BASIC AND ASSUMING DILUTION	$ .014	$ .016

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
CONDENSED STATEMENT OF INCOME
(Unaudited)
Six Months Ended March 31
2003		2002
REVENUES:
Product Payments	$ 393,132	$ 362,488
Total operating revenues:	393,132	362,488

EXPENSES:
General and administrative	146,848	130,352
Total operating expenses:	146,848	130,352

INCOME FROM OPERATIONS:	246,284	232,136

OTHER INCOME:
Interest Income	42,974	42,342
Total other income:	42,974	42,342

NET INCOME:	$ 289,258	$ 274,478

WEIGHTED AVERAGED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:	8,222,136	8,222,136

WEIGHTED AVERAGED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - ASSUMING DILUTION:	8,222,136	8,222,136

INCOME PER COMMON SHARE - BASIC AND ASSUMING DILUTION	$ .035	$ .03

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended March 31
2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income:	$289,258	$ 274,478
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of license agreements	9,129	8,752
Amortization of discount on investments	(36,447)	(35,857)
Increase in cash flows from changes in operating assets and liabilities:
Payments receivable	18,316	(21,585)
Interest receivable	44	(910)
Accounts payable	(11,689)	(15,676)
Net cash provided by operating activities:	268,610	209,202
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(99,626)	(380,890)
Sale or maturity of investments	175,000	450,000
Net cash provided by investing activities:	75,374	69,110
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	(21,515)	-0-
Dividends paid	(657,770)	(411,107)
Net cash used in financing activities:	(679,285)	(411,107)
NET DECREASE IN CASH AND CASH EQUIVALENTS:	(335,301)	(132,795)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD:	348,422	193,498
CASH & CASH EQUIVALENTS AT END OF PERIOD:	$ 13,121	$ 60,703

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

DISCUSSION OF OPERATIONS

In 1987, ATP sold patented nicotine technology, which forms the basis of the Nicorette®/Nicotrol® Inhaler (“Inhaler”), to what is now Pharmacia AB and Pharmacia & Upjohn Company (“PHA”), in exchange for product payments of 3% of PHA’s net sales of the Inhaler.  ATP understands that on April 15, 2003, PHA became subsidiaries of Pfizer Inc.

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

The Inhaler is the only nicotine replacement product designed to help control a smoker’s cravings for cigarettes while providing a key behavioral component of smoking, the hand-to-mouth ritual.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash resources, including investments, available on March 31, 2003, were $1,691,935 as compared to $1,691,950 as of March 31, 2002.  On January 10, 2003, and January 9, 2002, ATP paid dividends aggregating $657,770 (8 cents per share) and $411,108 (5 cents per share) respectively.

COMPARISON OF SELECTED FINANCIAL DATA

Operating revenues for the six month period ending March 31, 2003, increased to $393,132, as compared to $362,488 for the six month period ending March 31, 2002.  This increase is due to an increase in Inhaler product payments from PHA.

Interest income for the six month period ending March 31, 2003, increased to $42,973 as compared to $42,342 for the six month period ending March 31, 2002.   This increase is due to minor variations in earnings on investments.

Net income for the six month period ending March 31, 2003, increased to $289,257 as compared to $274,478 for the six month period ending March 31, 2002.  This increase is due to an increase in Inhaler product payments from PHA

General and administrative expenses for the six month period ending March 31, 2003, increased to $146,848 as compared to $130,352 for the six month period ending March 31, 2002.  This increase is due to minor variations in general and administrative expenses.

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

Dated: May 6, 2003

By: /s/
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

Dated: May 6, 2003

By: /s/
J. W. Linehan,
Executive Officer and Chief
Financial and Accounting Officer