Form 10-Q
period 2003-06-30
ADVANCED TOBACCO PRODUCTS INC
filed 2003-08-14
CIK 737717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

8,222,136 as of July 24, 2003
PART I – FINANCIAL INFORMATION ITEM 1: FINANCIAL STATEMENTS
ADVANCED TOBACCO PRODUCTS, INC. dba ADVANCED THERAPEUTIC PRODUCTS, INC BALANCE SHEET
June 30		September 30
2003		2002
(Unaudited)		(Audited)
ASSETS:
CURRENT ASSETS:
Cash & cash equivalents	$196,565	$348,422
Product Payments Receivable	168,310	187,385
Interest Receivable	2,365	2,077
Investments	141,682	568,212
TOTAL CURRENT ASSETS:	508,922	1,106,096
LICENSE AGREEMENTS, Net:	130,405	144,098
LONG TERM INVESTMENTS:	1,392,110	1,149,529
TOTAL ASSETS:	$2,031,437	$2,399,723
LIABILITIES AND STOCKHOLDERS' EQUITY:
Book Overdraft	-0-	$21,515
Accrued Liabilities	11,552	22,345
TOTAL LIABILITIES:	11,552	43,860
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value;
30,000,000 shares authorized;
8,222,136 shares issued and outstanding as of March 31,
2003, and September 30, 2002, respectively	82,222	82,222
Additional paid-in-capital	12,595,767	12,595,767
Accumulated deficit	(10,658,104)	(10,322,126)
TOTAL STOCKHOLDERS' EQUITY:	2,019,885	2,355,863
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$2,031,437	$2,399,723

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.

CONDENSED STATEMENT OF INCOME

	Three Months June 30	Ended
	2003	2002
	(Unaudited)
REVENUES:
Product Payments	$ 168,292	$ 276,898
Total operating revenues:	168,292	276,898

EXPENSES:
General and administrative	154,295	65,250
Total operating expenses:	154,295	65,250

INCOME FROM OPERATIONS:	13,997	211,648

OTHER INCOME:
Interest Income	18,538	22,315
Total other income:	18,538	22,315

NET INCOME:	$ 32,535	$ 233,963

WEIGHTED AVERAGED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:	8,222,136	8,222,136

WEIGHTED AVERAGED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - ASSUMING DILUTION:	8,222,136	8,222,136

INCOME PER COMMON SHARE - BASIC AND ASSUMING DILUTION	$ .004	$ .030

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
CONDENSED STATEMENT OF INCOME

	Nine Months Ended June 30
	2003	2002
	(Unaudited)
REVENUES:
Product Payments	$ 561,424	$ 639,386
Total operating revenues:	561,424	639,386

EXPENSES:
General and administrative	301,143	195,603
Total operating expenses:	301,143	195,603

INCOME FROM OPERATIONS:	260,281	443,783

OTHER INCOME:
Interest Income	61,512	64,657
Total other income:	61,512	64,657

NET INCOME:	$ 321,793	$ 508,440

WEIGHTED AVERAGED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:	8,222,136	8,222,136

WEIGHTED AVERAGED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - ASSUMING DILUTION:	8,222,136	8,222,136

INCOME PER COMMON SHARE - BASIC AND ASSUMING DILUTION	$ .04	$ .06

ADVANCED TOBACCO PRODUCTS, INC.
dba ADVANCED THERAPEUTIC PRODUCTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months June 30	Ended
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income:	$321,793	$ 508,440
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of license agreements	13,693	13,128
Amortization of discount on investments	(51,425)	8,807
Increase in cash flows from changes in operating assets and liabilities:
Product payments receivable	19,075	(134,803)
Interest receivable	(288)	(920)
Accrued liabilities	(10,793)	(39,630)
Net cash provided by operating activities:	292,055	355,022
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(349,626)	(161,609)
Sale or maturity of investments	585,000	115,000
Net cash provided by (used in) investing activities:	235,374	(46,609)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	(21,515)	-0-
Dividends paid	(657,771)	(411,107)
Net cash used in financing activities:	(679,286)	(411,107)
NET DECREASE IN CASH AND CASH EQUIVALENTS:	(151,857)	(102,694)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD:	348,422	193,498
CASH & CASH EQUIVALENTS AT END OF PERIOD:	$ 196,565	$ 90,804

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

ITEM 2:          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

DISCUSSION OF OPERATIONS

In 1987, we sold patented nicotine technology, know how and related assets to affiliates of Pharmacia Corporation ("PHA" or "Pharmacia") which are now subsidiaries of Pfizer as the result of a merger of Pharmacia and Pfizer in April of 2003.   Pharmacia manufactures the Nicotrol®/Nicorette® Inhaler (the "Inhaler"), Nicorette®Chewing Gum, the Nicotrol®/Nicorette® Patch and the Nicotrol®/ Nicorette® Nasal Spray.

The nicotine technology acquired from us forms the basis of the Inhaler developed by Pharmacia for use in the nicotine replacement therapy market.  We receive product payments from sales of the Inhaler by Pharmacia equal to 3% of Pharmacia's net sales under an agreement with Pharmacia.

The Inhaler was launched nation wide in the U.S. as a prescription product in 1998.

Pharmacia has introduced the Inhaler, primarily as an over-the-counter product, in Australia, Austria, Belgium, Canada, China, Czech Republic, Denmark, Estonia, Finland, France, Hong Kong, Iceland, Ireland, Italy, Malasia, Malta, Mexico, Netherlands, New Zealand, Norway, Portugal, Russia, Singapore, South Africa, Sweden, Switzerland, Taiwan, and the United Kingdom.

We also have an agreement with Pharmacia under which, among other matters, we have the right to receive a royalty equal to 0.1% of net revenues received by Pharmacia of any product using certain patented nicotine impermeable copolymer technology.

In addition, we have an exclusive worldwide license to certain dry power nicotine inhaler technology from Duke University. We have obtain an undivided interest in patents covering this technology.

We have no employees or tangible assets and conduct no commercial operations other than managing our rights under our agreements with Pharmacia and Duke University.

The Pharmacia Agreement

            We have the right to receive product payments from Pharmacia with respect to the Inhaler as follows:

            Product payments of 3% of net sales (generally, sales by Pharmacia to wholesale distributors) payable on a country by country basis for the greater of 10 years following the date of the first commercial sales or the expiration of all issued patents enforceable in such countries.  If the net sales to wholesale distributors cannot be obtained or are not disclosed, net sales are computed by multiplying the net sales of Pharmacia to pre-wholesale distributors by 3.3.  There are product payment limitations in the event of the sale of a nicotine vapor product competitive with the Inhaler. We are aware of no such competitive nicotine vapor product.

            While the expiration date for applicable patents in most countries is June 6, 2011, in the United States it is June 8, 2010.

            We have the right to receive product payments for other nicotine product applications, if any, both pharmaceutical and non-pharmaceutical.  Pharmacia is not obligated to develop or sell any products using the technology developed by us.

            Product payments in excess of $1,000,000 per year are reduced under the terms of the agreement by fifty percent until the aggregate of such reductions equal the sum of $4,400,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash resources, including investments, available on June 30, 2003, were $1,730,357 as compared to $1,793,107 as of June 30, 2002.  On January 10, 2003, and January 9, 2002, ATP paid dividends aggregating $657,771 (8 cents per share) and $411,108 (5 cents per share) respectively.

COMPARISON OF SELECTED FINANCIAL DATA

Operating revenues for the nine month period ending June 30, 2003, decreased to $561,424, as compared to $639,386 for the nine month period ending June 30, 2002.  This decrease is due to a decrease in Inhaler product payments from PHA.

Interest income for the nine month period ending June 30, 2003, decreased to $61,512 as compared to $64,657 for the nine month period ending June 30, 2002.  This decrease is due to minor variations in earnings on investments and a slight decrease in investable funds.

Net income for the nine month period ending June 30, 2003, decreased to $321,793 as compared to $508,440 for the nine month period ending June 30, 2002.  This decrease is due to a decrease in Inhaler product payments from PHA and an increase in general administrative expenses associated with ATP’s anticipated merger with IVAX Corporation, Inc.

General and administrative expenses for the nine month period ending June 30, 2003, increased to $301,143 as compared to $195,603 for the nine month period ending June 30, 2002.  This increase is due to an increase in general administrative expenses associated with ATP’s anticipated merger with IVAX Corporation, Inc.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that we have no market risk of material loss.

ITEM 4:            CONTROLS AND PROCEDURES

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

PART II

ITEM 5:                      OTHER INFORMATION

On May 27, 2003, we entered into a merger agreement with IVAX Corporation (AMEX: IVX) under which we will become a wholly owned subsidiary of IVAX.  The merger is subject to the approval of a majority (in excess of 50%) of our shareholders.

Under the terms of the merger agreement our shareholders would receive the number of shares of  IVAX common stock determined by multiplying the number of outstanding shares of our common stock by $0.54  and dividing the result by the  average closing price of a share of IVAX common stock for the 45 business days immediately preceding the closing of the merger.   The number of shares of IVAX common stock, which would be received by our shareholders, is subject to possible reduction if at the closing of the merger we have less than $1,900,000 in cash, investments and net accounts receivable.

ITEM 6:                      EXHIBITS AND REPORTS ON FORM 8-K

(a)        The following exhibit is filed with this report on Form 10-Q:

            Exhibit No.            Description

10.19                  Merger Agreement dated May 27, 2003, between the Registrant and IVAX Corporation.

31                       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Reports on Form 8-K:  On June 13, 2003, we filed a report on Form 8-K regarding our merger agreement with IVAX Corporation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED TOBACCO PRODUCTS. INC.
(Registrant)

Dated: August  14, 2003

By: /s/
J. W. Linehan,
Chief Executive Officer and Chief
Financial and Accounting Officer

  Exhibit 10.19

MERGER AGREEMENT

by and between

IVAX CORPORATION,

ATP MERGER SUB, INC.

and

ADVANCED TOBACCO PRODUCTS, INC.

d/b/a

ADVANCED THERAPEUTIC PRODUCTS, INC.

May 27, 2003,

as amended on July 15, 2003 and August 6, 2003,

as to Sections 9.1(b) and 9.1(f) hereof

MERGER AGREEMENT

THIS MERGER AGREEMENT (the “Agreement”) is entered into as of the 27th day of May, 2003, by and among IVAX CORPORATION, a Florida corporation (“IVAX”), ATP MERGER SUB, INC., a Florida corporation and a wholly-owned subsidiary of IVAX (“Merger Sub”), and ADVANCED TOBACCO PRODUCTS, INC. d/b/a ADVANCED THERAPEUTIC PRODUCTS, INC., a Texas corporation (“ATP”).

W I T N E S S E T H

WHEREAS, upon the terms and subject to the conditions contained herein and in accordance with applicable law, the parties desire that ATP be acquired by IVAX through the merger of Merger Sub with and into ATP (the “Merger”), as a result of which, among other things, IVAX will issue to the holders (the “ATP Stockholders”) of shares of common stock, par value $0.01 per share, of ATP (the “ATP Common Stock”), shares of common stock, par value $0.10 per share, of IVAX (the “IVAX Common Stock”);

WHEREAS, the Boards of Directors of IVAX and ATP have each determined that it is in the best interests of their respective stockholders for IVAX to acquire ATP in the Merger and have each adopted a resolution approving this Agreement and the transactions contemplated hereby; and

NOW, THEREFORE, for and in consideration of the premises and the mutual agreements, representations, warranties and covenants herein contained and for the purpose of setting forth the terms and conditions of the Merger, the parties, intending to be legally bound, hereby agree as follows:

Article I. THE MERGER

1.1Merger.  Upon the terms and subject to the conditions of this Agreement, including, without limitation, the fulfillment or waiver by the applicable parties to this Agreement of all conditions precedent to the consummation of the transactions contemplated by this Agreement, Merger Sub shall be merged with and into ATP upon the filing of Articles of Merger with the Secretary of State of the State of Florida in accordance with Section 607.1105 of the Florida Business Corporation Act (the “Florida Act”) and with the Secretary of State of the State of Texas in accordance with Article 5.04 of the Texas Business Corporation Act (the "Texas Act") (the later of the date and time of the filing of the Articles of Merger with the Secretary of State of the State of Florida and the Secretary of State of the State of Texas, being hereinafter referred to as the “Effective Time”).  The separate corporate existence of Merger Sub shall thereupon cease and ATP shall be the surviving corporation of the Merger (the “Surviving Corporation”), and the separate corporate existence of ATP shall continue unaffected and unimpaired by the Merger except as otherwise provided for herein.

1.2 Articles of Incorporation of Surviving Corporation.  The Articles of Incorporation of Merger Sub, as in effect immediately prior to the Effective Time, shall be the Articles of Incorporation of the Surviving Corporation, as amended and restated in form and substance acceptable to IVAX as set forth in the Articles of Merger to be filed with the Secretary of State of the State of Texas in accordance with Article 5.04 of the Texas Act.

1.3Bylaws of Surviving Corporation.  The Bylaws of Merger Sub, as in effect immediately prior to the Effective Time, shall be the Bylaws of the Surviving Corporation until duly amended.

1.4Officers and Directors of Surviving Corporation.  The officers of Merger Sub immediately prior to the Effective Time shall, after the Effective Time, be the officers of the Surviving Corporation and the directors of Merger Sub shall, after the Effective Time, be the directors of the Surviving Corporation, in each case, until their respective successors are duly appointed or elected and qualified, or until their earlier death, resignation or removal.

1.5Closing.  The consummation of the transactions contemplated hereunder (the "Closing") shall take place at the offices of Stearns Weaver Miller Weissler Alhadeff & Sitterson, P.A., Museum Tower, Suite 2200, 150 West Flagler Street, Miami, Florida 33130, at such time and on such date as the parties shall agree in accordance with the provisions hereof (the date of the Closing, hereinafter referred to as the "Closing Date").  At Closing, each party shall deliver to the other party the respective certificates and other instruments described in Articles VII and VIII.

ARTICLE II.
CONVERSION OF SECURITIES

2.1Conversion of Securities.

(a)Merger Consideration.  At the Effective Time, subject to Sections 2.1(b) and 2.1(c), the shares of ATP Common Stock which, immediately prior to the Effective Time, are issued and outstanding (other than Dissenting Shares (as hereinafter defined)), shall be converted without any action on the part of the holders thereof into and be exchangeable for an aggregate number of shares of IVAX Common Stock (the “Exchange Shares”) equal to the product of:  (i) fifty-four cents ($0.54) and (ii) a fraction, the numerator of which shall be equal to the difference of (X) eight million two hundred ninety-two thousand one hundred thirty-six (8,292,136) minus (Y) the number of Dissenting Shares and the denominator of which shall be the average closing price of a share of IVAX Common Stock on the American Stock Exchange for the forty-five (45) business days immediately preceding the day before the Effective Time (the “Average Effective Time Per Share Price”).

(b)Merger Consideration Adjustment.  Two (2) business days prior to the Closing Date (the "Pre-Closing Balance Sheet Date"), ATP will prepare and deliver to IVAX a pre-closing balance sheet (“Pre-Closing Balance Sheet”) of ATP as of a date no more than five (5) business days prior to the Pre-Closing Balance Sheet Date, in accordance with United States generally accepted accounting principles (“GAAP”) and compiled by ATP's regular independent certified public accountants, showing on its face, among other things, the amount of cash, verified collectible accounts receivable (including amounts not yet received from the Pharmacia-related entities under the Pharmacia Contracts (as hereinafter defined) but which are verified by the best estimate of the Pharmacia-related entities)) (net of accounts payable) and/or investments (valued at the lesser of their market value or face value) of ATP as of such date (collectively, the “Pre-Closing Date Cash”).  Additionally, the Pre-Closing Date Cash shall be calculated assuming all Merger-related expenses of ATP shall have been paid, including, without limitation, all termination, expiration and other related fees and payments under any contracts, agreements, arrangements or understandings to which ATP is a party or bound or to which ATP’s properties or assets are subject.  Set forth on Schedule 2.1(b) is a preliminary pro forma of the Pre-Closing Date Cash as of the date hereof.  Notwithstanding anything to the contrary contained herein, if the Pre-Closing Date Cash, as set forth in the Pre-Closing Balance Sheet, is less than one million nine hundred thousand dollars ($1,900,000)(the amount of such deficiency, the “Cash Deficiency”), then the number of Exchange Shares shall instead be equal to the difference of:  (i) (A) fifty-four cents ($0.54) multiplied by (B) a fraction, the numerator of which shall be equal to the difference of (X) eight million two hundred ninety-two thousand one hundred thirty-six (8,292,136) minus (Y) the number of Dissenting Shares and the denominator of which shall be the Average Effective Time Per Share Price, minus (ii) the quotient of (Y) the Cash Deficiency divided by (Z) the Average Effective Time Per Share Price.

(c)ATP Stock Options.  The options to purchase shares of ATP Common Stock (the “ATP Stock Options”) which, prior to the Effective Time, are outstanding and unexercised, shall be exercised or cancelled immediately prior to the Effective Time.  Notwithstanding anything to the contrary contained herein, for purposes of calculating the number of shares of ATP Common Stock issued and outstanding immediately prior to the Effective Time in order to determine the number of Exchange Shares to be issued in the Merger pursuant to Sections 2.1(a) and 2.1(b), in no event shall the number of shares of ATP Common Stock issued and outstanding immediately prior to the Effective Time exceed eight million two hundred ninety-two thousand one hundred thirty-six (8,292,136) shares, including shares of ATP Common Stock attributable to ATP Stock Options which have been exercised immediately prior to the Effective Time.

(d)Conversion of Merger Sub Common Stock.  At the Effective Time, each share of the common stock, par value $0.01 per share, of Merger Sub (the “Merger Sub Common Stock”), which, immediately prior to the Effective Time, is issued and outstanding shall be converted without any action on the part of the holder thereof into and be exchangeable for one (1) share of common stock, par value $0.01 per share, of the Surviving Corporation.

(e)Dissenting Shares.  The holder of any share of ATP Common Stock for which the holder thereof will, immediately after the Effective Time, be entitled to seek appraisal rights under Texas law shall not be exchanged for any Exchange Shares, but shall instead be cancelled effective as of the Effective Time and thereafter the holder thereof shall only have the rights, subject to all conditions and limitations, provided for by applicable law.

2.2Exchange of ATP Common Stock.

(a)Exchange Agent.  Prior to or upon the Effective Time, IVAX will instruct its exchange agent to mail as soon as reasonably practicable after the Effective Time, but in no event later than ten (10) business days after the exchange agent receives an electronic copy of ATP’s stock records as of the Effective Time, suitable for the exchange agent’s use, from ATP's transfer agent, to each holder of record of certificates of ATP Common Stock who has not previously surrendered his or her certificates of ATP Common Stock:  (i) a letter of transmittal reasonably acceptable to ATP (which shall specify that delivery shall be effected, and risk of loss and title to such holder’s certificates of ATP Common Stock shall pass, only upon proper delivery of the certificates of ATP Common Stock to the exchange agent and shall be in such form and have such other provisions as to which IVAX and ATP may agree) and (ii) instructions reasonably acceptable to ATP for use in effecting the surrender of the certificates of ATP Common Stock in exchange for certificates of IVAX Common Stock in accordance with this Section 2.2 (collectively, the “Letter of Transmittal”).

(b)Certificates Representing ATP Common Stock.  As soon as practicable after the Effective Time, each holder of shares of ATP Common Stock, which, immediately prior to the Effective Time, were issued and outstanding (other than Dissenting Shares), shall surrender to the exchange agent in accordance with the instructions set forth in the Letter of Transmittal any certificates, which, immediately prior to the Effective Time, shall have represented any shares of ATP Common Stock then issued and outstanding and a duly and validly executed Letter of Transmittal.  Upon receipt of such surrendered share certificates together with the Letter of Transmittal, duly executed, and such other customary documents as may be required pursuant thereto, subject to Sections 2.1(a), 2.1(b) and 2.1(c), IVAX shall cause to be issued and the exchange agent shall exchange therefor certificates for shares of IVAX Common Stock representing such shareholder’s pro rata portion of the Exchange Shares.

(b)Issuance Other Than to Record Owner.  If any certificate representing shares of IVAX Common Stock is to be paid or issued in a name other than that in which the certificate surrendered in exchange therefor is registered, it shall be a condition of the issuance thereof that the certificate so surrendered shall be properly endorsed and otherwise in proper form for transfer and that the person requesting such exchange shall pay to IVAX any transfer or other taxes required by reason of the issuance of a certificate representing shares of IVAX Common Stock in any name other than that of the registered holder of the certificate surrendered.

(d)Fractional Shares.  Notwithstanding anything to the contrary contained herein, no certificates or scrip representing fractional shares of IVAX Common Stock shall be issued in exchange for certificates representing shares of ATP Common Stock, no dividend or distribution with respect to IVAX Common Stock shall be payable on or with respect to any fractional share, such fractional share interests shall not entitle the owner thereof to vote or to any other rights of a shareholder of IVAX with respect thereto.  In lieu of the issuance of any such fractional share, IVAX shall pay as soon as practical after the Effective Time to each former holder of ATP Common Stock who otherwise would be entitled to receive a fractional share of IVAX Common Stock, an amount in cash determined by multiplying (i) the Average Effective Time Per Share Price by (ii) the fraction of a share of IVAX Common Stock which such holder would otherwise be entitled to receive pursuant to this Article II.  No interest will be paid on the cash which the holders of such fractional shares shall be entitled to receive upon such delivery.

ARITCLE III.
REPRESENTATIONS AND WARRANTIES OF IVAX AND MERGER SUB

IVAX and Merger Sub represent and warrant to ATP as follows:

3.1Organization and Good Active Status.  IVAX is a corporation duly organized and validly existing under the laws of the State of Florida and whose status is active.  Merger Sub is a corporation duly organized and validly existing under the laws of the State of Florida and whose status is active.  Each of IVAX and Merger Sub has all necessary corporate power to execute and deliver this Agreement and to own its respective properties and assets and to carry on its respective businesses as presently conducted.  IVAX and Merger Sub are qualified to do business in each jurisdiction in which the failure to so qualify could have a material adverse effect on IVAX or Merger Sub.

3.2Authorization and No Violation. The execution and delivery of this Agreement by IVAX and Merger Sub and the consummation of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate action on the part of IVAX and Merger Sub.  Subject to the terms and conditions of this Agreement, this Agreement constitutes the legal, valid and binding obligations of IVAX and Merger Sub, enforceable against each of them in accordance with its terms, except as limited by (a) bankruptcy, insolvency, moratorium, reorganization, fraudulent conveyance laws and other similar laws affecting creditors’ rights generally and (b) general principles of equity, regardless of whether asserted in a proceeding in equity or at law.  Neither the execution, delivery and performance of this Agreement by IVAX and Merger Sub, nor the consummation of the transactions contemplated hereby, nor the compliance by IVAX or Merger Sub with any of the provisions of this Agreement, will (x) violate, conflict with, or result in a breach of any of the provisions of, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or result in the termination of, or accelerate the performance required by, or result in a right of termination or acceleration, or the creation of any lien, security interest, charge or encumbrance (each, a “Lien”) upon any of the properties or assets of IVAX or Merger Sub under any of the terms, conditions or provisions of (i) the Articles of Incorporation or Bylaws of IVAX or Merger Sub or (ii) any note, bond, mortgage, indenture, deed of trust, license, lease, agreement or other instrument or obligation to which IVAX or Merger Sub is a party or by which IVAX or Merger Sub may be bound, or to which IVAX or Merger Sub or their respective properties or assets may be subject or (y) violate any judgment, ruling, order, writ, injunction, decree (each, an “Order”) or federal, foreign, state or local statute, rule, regulation, ordinance or directive (each, a “Law”) applicable to IVAX or Merger Sub or any of their respective properties or assets.

3.3Governmental Consents.  The execution and delivery of this Agreement by IVAX and Merger Sub does not, and the performance by IVAX and Merger Sub of their respective obligations hereunder will not, require any consent, approval, authorization or permit of, or filing by IVAX with or notification by IVAX to, any governmental or regulatory agency or authority, except to the Securities and Exchange Commission (the "SEC") and the American Stock Exchange and except where failure to obtain such consents, approvals, authorizations or permits, or to make such filings or notifications, would not prevent or materially delay the performance by IVAX or Merger Sub of its respective obligations under this Agreement.

3.4Capitalization.  All of the issued and outstanding shares of IVAX Common Stock are duly and validly authorized and issued, fully paid and nonassessable.  None of the outstanding shares of IVAX Common Stock has been issued, and no previously outstanding securities of IVAX have been issued, in violation of any preemptive rights.  The shares of IVAX Common Stock to be issued pursuant to the Merger and, upon issuance thereof, shall be validly authorized and issued, fully paid and non-assessable.

3.5IVAX SEC Reports.            IVAX has filed with the SEC all forms, reports, schedules, statements and other documents required to be filed by it under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (as such documents may have been amended since the time of their filing, collectively, the “IVAX SEC Reports”).  As of their respective dates or, if amended prior to the date hereof, as of the date of the last such amendment, the IVAX SEC Reports, including, without limitation, any financial statements, exhibits or schedules included therein, (a) did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading, and (b) complied as to form in all material respects with the applicable requirements of the Exchange Act and the Securities Act, as the case may be, at the time of such filing.  There are no amendments or modifications to agreements, documents or other instruments, which have not yet been filed with the SEC but which are or will be required to be filed by IVAX.  To the knowledge of IVAX, (x) there exist no outstanding SEC comments with respect to any of the IVAX SEC Reports and (y) there are no SEC inquiries or investigations or other inquiries or investigations by any governmental or regulatory agency pending or threatened, in each case regarding any accounting policy of IVAX.

3.6Board Approval.  The Board of Directors of IVAX and the Merger Sub have determined that it is in the best interests of the shareholders of IVAX for IVAX to acquire ATP in the Merger and has adopted a resolution approving this Agreement and the transactions contemplated hereby.

3.7Merger Sub.  Merger Sub has no material liabilities or other obligations other than those incurred or entered into in connection with this Agreement or the transactions contemplated hereby.  The authorized capital stock of Merger Sub consists of one thousand (1,000) shares of Merger Sub Common Stock.  As of the date hereof, one hundred (100) shares of Merger Sub Common Stock are issued and outstanding.  All issued and outstanding shares of Merger Sub Common Stock are owned by IVAX.

3.8Full Disclosure.  No representation or warranty of IVAX or Merger Sub contained in this Agreement, and none of the statements or information concerning IVAX or Merger Sub contained in this Agreement or the exhibits or the schedules hereto, contains any untrue statement of a material fact nor do such representations, warranties or statements taken as a whole omit a material fact required to be stated herein or therein or necessary in order to make the statements herein or therein, in light of the circumstances under which they were made, not misleading.

ARITCLE IV.
REPRESENTATIONS AND WARRANTIES OF ATP

ATP represents and warrants to IVAX and Merger Sub as follows:

4.1Organization and Good Standing.  ATP is a corporation duly organized, validly existing and in good standing under the laws of the State of Texas.  ATP has all necessary corporate power to execute and deliver this Agreement and to own its properties and assets and to carry on its business as presently conducted.  ATP is not qualified to, and does not, conduct business in any jurisdiction other than the State of Texas.

4.2Authorization and No Violation.  The execution and delivery of this Agreement by ATP and the consummation of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate action on the part of ATP (other than the approval by the ATP Stockholders of this Agreement and the Merger, which approval shall have been obtained prior to the Effective Time).  Subject to the terms and conditions of this Agreement, this Agreement constitutes the legal, valid and binding obligations of ATP, enforceable against it in accordance with its terms, except as limited by (a) bankruptcy, insolvency, moratorium, reorganization, fraudulent conveyance laws and other similar laws affecting creditors’ rights generally and (b) general principles of equity, regardless of whether asserted in a proceeding in equity or at law.  Neither the execution, delivery and performance of this Agreement by ATP, nor the consummation of the transactions contemplated hereby, nor the compliance by ATP with any of the provisions of this Agreement, will (x) except as set forth on Schedule 4.2 hereto, violate, conflict with, or result in a breach of any of the provisions of, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or result in the termination of, or accelerate the performance required by, or result in a right of termination or acceleration, or the creation of any Lien upon any of the properties or assets of ATP under any of the terms, conditions or provisions of (i) the Articles of Incorporation or Bylaws (or analogous organizational documents) of ATP or (ii) any note, bond, mortgage, indenture, deed of trust, license, lease, agreement or other instrument or obligation to which ATP is a party or by which ATP may be bound, or to which ATP or its properties or assets may be subject or (y) violate any Order or Law applicable to ATP or any of its properties or assets.

4.3Governmental Consents.  The execution and delivery of this Agreement by ATP does not, and the performance by ATP of its obligations hereunder will not, require any consent, approval, authorization or permit of, or filing by ATP with or notification by ATP to, any governmental or regulatory agency or authority, except to the SEC and the OTC Bulletin Board and except where failure to obtain such consents, approvals, authorizations or permits, or to make such filings or notifications, would not prevent or materially delay the performance by ATP of its respective obligations under this Agreement.

4.4Capitalization.

(a)ATP’s authorized capital stock consists solely of thirty million (30,000,000) shares of ATP Common Stock and five hundred thousand (500,000) shares of preferred stock, par value $100.00 per share (the “ATP Preferred Stock”).  As of the date hereof, eight million two hundred twenty-two thousand one hundred thirty-six (8,222,136) shares of ATP Common Stock and no shares of ATP Preferred Stock are issued and outstanding.  J.W. Linehan, James E. Turner, J.H. Uptmore, Brenda Ray and David A. Monroe (the "Major ATP Stockholders") own or control in the aggregate two million two hundred thirty-one thousand eight hundred thirty-six (2,231,836) shares of ATP Common Stock.

(b)All of the issued and outstanding shares of ATP Common Stock are duly and validly authorized and issued, fully paid and nonassessable.  None of the outstanding shares of ATP Common Stock has been issued, and no previously outstanding securities of ATP have been issued, in violation of any preemptive rights.  The ATP Common Stock and the ATP Stock Options listed on Schedule 4.4(b) are the only outstanding securities of ATP.  As of the date hereof, seventy thousand (70,000) ATP Stock Options are issued and unexercised.  A list of the ATP Stock Options and the holders thereof as of the date hereof is set forth on Schedule 4.4(b) hereto.  Except for the ATP Stock Options listed on Schedule 4.4(b) hereto, there are no outstanding or existing securities or agreements, commitments or obligations relating to or having rights for the issuance of, or the conversion or exchange into, shares of any class of capital stock or other equity securities of ATP, including, without limitation, ATP Stock Options.  None of the ATP Stock Options were issued in violation of applicable securities law.  ATP is not a party to or bound by any contract, agreement or arrangement to sell or otherwise dispose of or redeem, purchase or otherwise acquire any of its capital stock. There are no agreements or understandings with respect to the voting of any shares of ATP Common Stock or which restrict the transfer of such shares to which ATP is a party, nor does ATP have knowledge of any such agreements or understandings to which ATP is not a party (other than the Voting Agreement (as defined in Section 4.28)).

4.5Subsidiaries.  Except as set forth on Schedule 4.5 hereto, ATP does not have any subsidiaries or investments or equity interests in any entity and is not a partner in any general partnership or a venturer in any joint venture.

4.6ATP SEC Reports.  ATP has filed with the SEC all forms, reports, schedules, statements and other documents required to be filed by it under the Securities Act and the Exchange Act (as such documents may have been amended since the time of their filing, collectively, the “ATP SEC Reports”).  As of their respective dates or, if amended prior to the date hereof, as of the date of the last such amendment, the ATP SEC Reports, including, without limitation, any financial statements, exhibits or schedules included therein, (a) did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading, and (b) complied as to form in all material respects with the applicable requirements of the Exchange Act and the Securities Act, as the case may be, at the time of such filing.  Except as set forth in Schedule 4.6 hereto, there are no amendments or modifications to agreements, documents or other instruments, which have not yet been filed with the SEC but which are or will be required to be filed by ATP.  To the knowledge of ATP, (x) there exist no outstanding SEC comments with respect to any of the ATP SEC Reports and (y) there are no SEC inquiries or investigations, other inquiries or investigations by any governmental or regulatory agency or internal inquiries or investigations pending or threatened, in each case regarding any accounting policy of ATP.

4.7Broker’s and Finder’s Fees.  Except as set forth on Schedule 4.7 hereto, ATP has not, directly or indirectly, incurred any obligation or liability, contingent or otherwise, for any brokers or finders in respect of the matters provided for in this Agreement and no broker or finder has acted, directly or indirectly, on behalf of ATP in connection with this Agreement or the transactions contemplated hereby.

4.8Governmental Reports.  ATP has timely filed all reports, registrations and statements, together with any amendments required to be made with respect thereto, that were required to be filed with all governmental or regulatory agencies or authorities regarding which the failure to file could have a material adverse effect on ATP.  As of their respective dates, all such reports, registrations and statements (and amendments thereto) were complete and accurate in all material respects and complied in all material respects with all Laws enforced or promulgated by the governmental or regulatory agencies or authorities with which they were filed including, but not limited to, any state or federal securities laws.

4.9ATP Financial Statements.  ATP (a) has delivered to IVAX (i) ATP’s audited balance sheets and the related statements of operations, stockholders’ equity and cash flows as of and for the fiscal years ended September 30, 2000, 2001 and 2002 (including any notes thereto) together with reports thereon of ATP’s certified public accountants and (ii) ATP’s unaudited balance sheets and the related statements of operations, stockholders’ equity, and cash flows as of and for the three months ended December 31, 2001 and 2002 (including any notes thereto) and the six months ended March 31, 2002 and 2003 (including any notes thereto) and (b) will deliver to IVAX any further monthly or quarterly statements prepared by or for ATP as soon as such statements become available (the financial statements referred to in clauses (a) and (b) being referred to herein, collectively, as the “ATP Financial Statements”).  All ATP Financial Statements and the Pre-Closing Balance Sheet have been or will be prepared in conformity with GAAP (except for (a) changes, if any, required by GAAP and disclosed therein and (b) the unaudited ATP Financial Statements do not include notes thereto), and the statements of operations present, or will present, fairly the results of operations for the respective periods covered and the balance sheets present, or will present, fairly the financial condition of ATP as of their respective dates except for ATP's interim ATP Financial Statements which are or will be subject to normal year‑end non-material adjustments.  At the dates of such balance sheets, there were no material liabilities or material obligations of ATP (actual, contingent, accrued or otherwise) that were not reflected in such ATP Financial Statements.  There is no basis for the assertion against ATP of any such liability or obligation or of any circumstance, condition, event or arrangement that may hereafter give rise to any such liabilities or obligations of ATP, except in the ordinary course of business.  ATP has no indebtedness for borrowed money.

4.10Taxes.  ATP has previously delivered to IVAX true, correct and complete copies of each return or report (the “Returns”) in respect of any and all taxes, fees, levies, duties, tariffs and other charges of any kind (together with any and all interest, penalties, additions to tax and additional amounts imposed with respect thereto) imposed by any government or taxing authority, including, without limitation, taxes or other charges on or with respect to income, franchises, windfall or other profits, gross receipts, property, sales, use, capital stock, payroll, employment, social security, workers’ compensation, unemployment compensation, or net worth, taxes or other charges in the nature of excise, withholding, ad valorem, stamp, transfer, value added, or gains taxes, license, registration and documentation fees, and customs’ duties, tariffs, and similar charges (collectively, “Taxes”), filed by ATP for the five (5) fiscal years 1998 through 2002.  All Returns and other documents required to be filed with respect to such Returns with respect to ATP have been timely filed, including any extension, with the appropriate taxation authorities in all jurisdictions in which such Returns and documents are required to be filed, all of the foregoing as filed are true, correct and complete and reflect accurately all liability for Taxes of ATP for the periods to which such Returns and documents relate, and all amounts shown as owing thereon have been paid (except for Taxes not yet due and payable with respect to which adequate reserves are reflected on the Pre-Closing Balance Sheet and the March 31, 2003 ATP Financial Statements).  All Taxes collectible or payable by ATP or relating to or chargeable against any of its properties, assets, revenues or income through March 31, 2003, were fully collected and paid by such date or provided for by adequate reserves on the face of the ATP Financial Statements and all similar items due through the Effective Time will have been fully paid by that date or provided for by adequate reserves on the face of the ATP Financial Statements.  Except as set forth on Schedule 4.10 hereto, no taxation authority has, to the knowledge of ATP, audited the records of ATP or notified ATP of its intention to audit such records.  Except as set forth on Schedule 4.10 hereto, no claims or deficiencies have been asserted against ATP with respect to any Taxes or other similar charges or levies which have not been paid or otherwise satisfied, and there exists no reasonable basis for the making of any such claims.  ATP has not waived any restrictions on assessment or collection of Taxes or consented to the extension of any statute of limitations relating to taxation.

4.11Contracts.  Schedule 4.11 hereto sets forth a true, correct and complete list of all (oral or written) contracts, agreements, understandings, arrangements, commitments and other instruments to which ATP is a party or otherwise relating to or affecting any of its assets, properties or operations, including, without limitation, all contracts, agreements, understandings, arrangements or commitments with any Pharmacia-related entities or their predecessors or successors (the "Pharmacia Contracts") and with Duke University-related entities or their predecessors or successors (the "Duke Contracts") and all amendments, modifications, extensions or renewals of any of the foregoing (the foregoing contracts, agreements, understandings, arrangements, documents and instruments, including, without limitation, the Pharmacia Contracts and the Duke Contracts, are hereinafter referred to, collectively, as the “Commitments” and each, individually, as a “Commitment”).  Each Commitment is valid, binding and enforceable against the parties thereto in accordance with its terms and is in full force and effect on the date hereof.  ATP has performed all obligations required to be performed by it to date under, and is not in default in respect of, any Commitment, and no event has occurred which, with notice or lapse of time or both, would constitute such a default.  Except as specifically set forth on Schedule 4.11 hereto and identified thereon as such, no consent of or notice to any third party is required relating to any Commitment as a consequence of this Agreement or the transactions contemplated herein.  To ATP's knowledge, no other party to any Commitment is in default in respect thereof, and no event has occurred which, with notice or lapse of time or both, would constitute such a default.  To ATP's knowledge, there are no disputes in connection with any Commitment.  There are no Commitments, and there are no previous contracts, agreements, understandings, arrangements, commitments or other instruments, under which ATP or, upon consummation of the Merger, the Surviving Corporation, has or could have any guaranty, indemnity, reimbursement or other similar obligation.

4.12Real Properties.  ATP does not own or operate any real property.

4.13Real Property Leases.  ATP is neither a lessee nor lessor of any real property.

4.14Personal Property.  There is no item of machinery, equipment, furniture, fixtures or other tangible personal property owned or leased by ATP having an original purchase cost or aggregate lease cost to ATP exceeding five thousand dollars ($5,000) (the “Personal Property”).

4.15Investigations; Litigation.  Except as set forth on Schedule 4.15 hereto, there is, and during the past five (5) years there has been, no investigation to ATP's knowledge by any governmental or regulatory agency or authority or any action, suit, proceeding or claim by any third party pending or, to the knowledge of ATP, threatened, against or adversely affecting ATP (including, without limitation, any investigation, action, or proceeding with respect to Taxes), or the properties, assets or business of ATP.  Except as disclosed on Schedule 4.15 hereto (a) neither ATP nor any director, officer, employee or agent of ATP (in their respective capacities as such), is a party to any, and there are no pending or, to the knowledge of ATP, threatened, legal, administrative, arbitral or other proceedings, claims, suits, actions or to ATP's knowledge governmental or regulatory investigations of any nature against ATP, or any director, officer, employee or agent of ATP (in their respective capacities as such), or involving any property or assets of ATP and (b) there is no outstanding Order against or affecting ATP or any of its properties, assets, businesses or operations.

4.16Insurance.  Schedule 4.16 hereto sets forth a true, correct and complete list of all insurance policies of ATP.  ATP has in effect insurance coverage with reputable insurers, which, in respect to amounts, types and risks insured, is reasonable and customary for the business in which ATP is engaged.  ATP is not in default under any such policy, and no notice of cancellation or termination has been received with respect to any of the foregoing, and all claims thereunder have been filed in due and timely fashion.  ATP has not been refused any insurance with respect to any properties, assets or operations, nor has any coverage been limited in any respect to any operations by any insurance carrier to which it has applied for any such insurance or with which it has carried insurance during the last five (5) years.

4.17Compliance with Laws.  ATP has conducted its business in compliance in all material respects with all applicable Laws, and ATP has not received any indication from any governmental or regulatory agency or authority that it is not in compliance therewith.  ATP has no and is not required to have any permits, licenses, certificates of authority, orders or approvals in order to permit it to carry on its business as presently conducted.

4.18Employee Benefit Plans.  Except as set forth on Schedule 4.18   hereto, there are no benefits plans funded, established, sponsored or maintained by ATP (the “Plans”), including, but not limited to, any plan, program, practice, policy or other arrangement, whether or not written, providing pension, profit-sharing, stock option, stock bonus, deferred compensation, supplemental retirement, severance, health care, hospitalization, medical, dental, disability, life insurance, salary continuation or other benefits.

4.19Labor Matters.  ATP has no employees and, except as set forth on Schedule 4.19 hereto, is not a party to any employment, consulting, non-competition, severance or indemnification contracts, arrangements, agreements, understandings or commitments (the “Employment Agreements”).  ATP has previously delivered to IVAX true, correct and complete copies of all of the Employment Agreements.  Except as set forth in Schedule 4.19 hereto, the terms of employment or engagement of all employees, officers, directors, consultants, agents and professional advisors are such that their employment or engagement may be terminated upon not more than two (2) weeks notice given at any time without liability for payment of compensation or other fees, payments or damages.  ATP has not entered into any contract, arrangement, agreement, understanding or commitment for the management of its business or any part thereof other than pursuant to the Employment Agreements.

4.20Environmental Liability.  ATP is in compliance in all material respects with all terms and conditions of all Laws relating to pollution or protection of the environment such as Laws relating to emissions, discharges, releases or threatened releases of hazardous, toxic or other pollutants, contaminants, chemicals or industrial material, into the natural environment, including, without limitation, into ambient air, surface water, ground water, land surface or subsurface strata or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of hazardous, toxic or other pollutants, contaminants, chemicals or industrial materials, substances or wastes, together with all regulations, rules, codes, plans, decrees, judgments, injunctions, notices and demand letters issued, entered, promulgated or approved thereunder (the “Environmental Laws”).  ATP is also in compliance in all material respects with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in the Environmental Laws.  ATP has provided IVAX with complete copies of all notices with respect to ATP of whatever form (all of which disclosures are listed on Schedule 4.20 hereto) received by any business currently owned and/or operated by ATP within the five (5) years preceding the date of this Agreement or alleging noncompliance with any Environmental Law.  With regard to any business currently owned and/or operated by ATP, there are no past, present or known or anticipated future events, conditions, circumstances, or plans which may interfere with or prevent compliance or continued compliance with the Environmental Laws, or which may give rise to any common law or other legal liability, including, but not limited to, liability under CERCLA.  No business currently owned and/or operated by ATP or any properties, assets or businesses of ATP includes any equipment, machinery, device, or other apparatus that contains (a) polychlorinated biphenyls that is now or ever has been leaking, (b) asbestos that is anticipated to become in friable condition within the next five (5) years, or (c) any underground tank.

4.21Absence of Certain Changes.  Except as set forth in Schedule 4.21 hereto and except as contemplated by this Agreement, since September 30, 2002, ATP has not (a) entered into any contract, agreement, understanding, arrangement or commitment, whether written or otherwise, with respect to any of the foregoing or entered into or amended any Commitment; or (b) experienced any other event, change or condition of any character whatsoever which has or could have, individually or in the aggregate, a material adverse effect on its condition (financial or otherwise), results of operations, assets, liabilities, properties, business or prospects.

4.22Related Party Transactions.  Except as set forth on Schedule 4.22 hereto, neither ATP nor any of its directors, officers, employees, consultants or agents (the “Related Parties”) or any affiliate of any Related Party has an interest in or is, directly or indirectly, a party to any contract, agreement, understanding, arrangement, commitment, license, lease, extension of credit or other relationship (whether or not in writing) pertaining or relating to the properties, assets or businesses or operations of ATP.

4.23Vote Required.  The affirmative vote of the holders of at least a majority of the outstanding shares of ATP Common Stock entitled to vote with respect to the Merger is the only vote of the holders of any class or series of ATP’s capital stock necessary to approve the Merger and this Agreement.

4.24Intellectual Property.  Set forth on Schedule 4.24 hereto is a list and brief description of all foreign and domestic patents, patent rights, trademarks, service marks, trade names, brands, software and copyrights (whether or not registered and, if applicable, including pending applications for registration) owned, used, licensed (as licensor or licensee or otherwise) or controlled by ATP (collectively, the “Intellectual Property Rights”).  Except as set forth on Schedule 4.24 hereto:  (a) ATP is the sole and exclusive owner of all right, title and interest in and to all of the Intellectual Property Rights and in and to each invention, formula, software, trade secret, technology, product, composition, formula, know-how method or process used by ATP (together with the Intellectual Property Rights, collectively, the “Intellectual Property”), and has the sole and exclusive right to use and license the Intellectual Property free and clear of any claim or conflict with the rights of others; (b) no royalties, honorariums or fees are payable by ATP to any individual or entity by reason of the ownership, use or license of any of the Intellectual Property; (c) there have been no claims made against ATP asserting the invalidity, abuse, misuse, violation, misappropriation, infringement or unenforceability of any of the Intellectual Property or any license relating thereto, and no grounds for any such claims exist; (d) ATP has not made any claim of any invalidity, abuse, misuse, violation, misappropriation, infringement or unenforceability by others of the Intellectual Property or any license relating thereto, and no grounds for any such claims exist; (e) ATP has not received any notice that it is in conflict with or infringing upon the asserted rights of others in connection with the Intellectual Property and neither the ownership, use or license of the Intellectual Property by ATP nor the operation of its business is infringing or has infringed upon any rights of others; (f) no interest in any rights of ATP to any Intellectual Property has been assigned, transferred, licensed or sublicensed by ATP to any individual or entity; and (g) the consummation of the transactions contemplated hereby will not alter or impair any of the Intellectual Property.  To the extent any of the Intangible Property constitutes proprietary or confidential information, ATP has, and to the knowledge of ATP the licensees and licensors of ATP have, adequately safeguarded such information from disclosure.  To the extent that any item constituting part of the Intellectual Property has been registered with, filed in or issued by any governmental or regulatory agency or authority, such registration, filing or issuance is listed as such on Schedule 4.24 hereto.

4.25Products.  Schedule 4.25 hereto lists each product currently or previously under development, developed, designed, manufactured, sold, leased, licensed (as licensor or licensee or otherwise), distributed, marketed or delivered by ATP and any other products in which ATP has any proprietary right or beneficial interest (collectively, the “Products”).  ATP has not received any notice of any claim, liability or obligation (and there is no basis for any present or future claim, suit, action or proceeding against ATP giving rise to any liability or obligation) arising out of any injury to individuals or property as a result of the ownership, possession or use of any Product, including, but not limited to, those relating to the defective or unsafe nature of any of the Products.

4.26Board Approval.  The Board of Directors of ATP has, on or prior to the date hereof, unanimously approved this Agreement, the Merger and the transactions contemplated hereby and has determined to recommend to the ATP Stockholders that they approve the Merger.

4.27Registration Statement/Prospectus; Proxy Statement.  None of the information supplied or to be supplied by ATP for inclusion or incorporation by reference in IVAX’ registration statement on Form S-4 or the prospectus in connection therewith pursuant to which the issuance of shares of IVAX Common Stock to be issued to the ATP Stockholders in the Merger will be registered under the Securities Act, including any amendments or supplements thereto and any post-effective amendments thereto (collectively, the “Registration Statement”), shall, at the time the Registration Statement is filed with the SEC or becomes effective under the Securities Act,  contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein not misleading.  None of the information supplied or to be supplied by ATP for inclusion or incorporation by reference in the proxy statement (either preliminary or definitive) pursuant to which the ATP Stockholders will be solicited for the consideration and approval of this Agreement and the Merger at the Special Meeting (as defined in Section 5.10), including any amendments or supplements thereto (collectively, the "Proxy Statement"), shall, at the time the Proxy Statement (either preliminary or definitive) is filed with the SEC or mailed to the ATP Shareholders, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein not misleading.

4.28Voting Agreement.  ATP has delivered to IVAX a voting agreement, in the form attached as Exhibit A hereto, duly executed by each of the Major ATP Stockholders (the “Voting Agreement”) pursuant to which each Major ATP Stockholder has agreed to vote all shares of ATP Common Stock owned or controlled by such Major ATP Stockholder in favor of this Agreement and the Merger.

4.29State Takeover Laws.  ATP has taken all necessary action to exempt the Merger, this Agreement and the transactions contemplated hereby from, and the Merger, this Agreement and the transactions contemplated hereby are exempt from, any applicable state takeover Laws and any applicable takeover provisions in the ATP Articles of Incorporation or Bylaws.

4.30Pharmacia and Duke.  ATP has obtained from the Pharmacia-related entities which are parties to the Pharmacia Contracts and the Duke University-related entities which are parties to the Duke Contracts and, in each case, delivered to IVAX an acknowledgement that the execution of this Agreement and the consummation of the Merger will not give such entities any right to amend or terminate such agreements.

4.31Full Disclosure.  No representation or warranty of ATP contained in this Agreement, and none of the statements or information concerning ATP contained in this Agreement or the exhibits or the schedules hereto, contains any untrue statement of a material fact nor do such representations, warranties or statements taken as a whole omit a material fact required to be stated herein or therein or necessary in order to make the statements herein or therein, in light of the circumstances under which they were made, not misleading.

ARTICLE V.
CONDUCT OF BUSINESS PRIOR TO THE EFFECTIVE TIME

From and after the date of this Agreement and until the Effective Time, each of ATP and IVAX agrees to perform the covenants set forth below applicable to it:

5.1Ordinary Course and Preservation of Business.  ATP shall directly and indirectly do all of the following, except as otherwise expressly required by this Agreement or requested or agreed to in writing in advance by IVAX:

(a)keep in full force and effect all, and not cause or permit to exist a default of any of its obligations under any, Commitments;

(b)keep in full force and effect the insurance coverage in effect on the date hereof;

(c)maintain, renew, keep in full force and effect and preserve its business organization and material rights and franchises, permits and licenses; and

(d) duly comply with all Laws and Orders applicable to it and to the conduct of its business.

5.2 Prohibited Action Without Approval.  ATP shall not, directly or indirectly do any of the following, except with the prior written consent of IVAX and except as set forth on Schedule 5.2:

(a)incur or agree to incur any obligation or liability (absolute or contingent); acquire (by merger, consolidation, or acquisition of stock or assets) any corporation, partnership or other entity or division or substantial part thereof; sell or otherwise dispose of any of its properties or assets or acquire any properties or assets; enter into, dispose or divest itself of any subsidiary or general partnership or joint venture or cause any entity to become a subsidiary or affiliate; conduct a recapitalization or reclassification; or enter into any contract, agreement, understanding, arrangement or commitment with respect to any of the foregoing;

(b )enter into or amend any Commitment or make any capital expenditures; issue (other than upon the exercise of previously outstanding ATP Stock Options), sell, redeem or acquire for value, any debt securities or any shares of the capital stock or other equity securities or other ownership interests of ATP;

(c) declare, issue or pay any dividend or other distribution of assets, whether consisting of money, other personal property, real property or other things of value, to its stockholders;

(d) amend its Articles of Incorporation or Bylaws or any other constitutive, organic or governing document; or split, combine, or reclassify any shares of its capital stock; grant any increase in compensation or benefits to its employees, consultants or officers; pay any bonus; enter into any severance agreements or arrangements with its officers, directors, employees or consultants; grant any increase in fees or other increases in compensation or other benefits to any of its directors or professional advisors (other than professional fees in connection with the Merger and the transactions contemplated by this Agreement); or effect any change in retirement benefits for any class of its employees or officers (unless such change was required by applicable Law);

(e) amend any existing employment or consulting contract or agreement with any individual or entity; or enter into any new employment or consulting contract or agreement with any individual or entity;

(f) adopt any Plan or make any change in or to any existing Plan other than any such change that was required by applicable Law;

(g) compromise or otherwise settle or adjust any assertion or claim of a deficiency in Taxes (or interest thereon or penalties in connection therewith); or file any appeal from an asserted deficiency or made any material election for federal or state Tax purposes;

(h)subject to any Lien any of its properties or assets;

(i) take any action that could reasonably be expected to adversely affect its ability to perform the covenants and agreements herein;

(j)make any change in its accounting methods or practices other than those required by applicable Law or GAAP; or

(k) enter into any contract, agreement, understanding, arrangement or commitment, whether written or otherwise, with respect to any of the foregoing.

5.3 Accuracy of Representations and Warranties.  Each of IVAX and ATP shall refrain from taking, causing or permitting any action that would render any of its representations or warranties contained in this Agreement inaccurate as of the Effective Time.  Each of IVAX and ATP shall promptly notify the other of any action, suit or proceeding that shall be instituted or threatened against such party to restrain, prohibit or otherwise challenge the legality of any transactions contemplated by this Agreement.  ATP shall promptly notify IVAX of any suit, claim, proceeding or investigation that may be threatened, brought, asserted or commenced against ATP which would have been listed in Schedule 4.15 hereto if such suit, claim, proceeding or investigation had arisen prior to the date hereof.

5.4 Notification.  Each of IVAX and ATP shall promptly notify the other party in writing of the occurrence, or threatened occurrence, of any event that would constitute a breach or violation of this Agreement by any party or that would cause any of its representations or warranties contained in this Agreement to be false or misleading in any respect.  ATP shall promptly notify IVAX of any event of which ATP obtains knowledge which has had or would reasonably be expected to have a material adverse effect on ATP's condition (financial or otherwise), results of operations, assets, liabilities, properties, business or prospects.  IVAX shall promptly notify ATP of any event of which IVAX obtains knowledge which has had or would reasonably be expected to have a material adverse effect on IVAX's condition (financial or otherwise), results of operations, assets, liabilities, properties, business or prospects.

5.5Access to Information.  ATP shall permit IVAX and its authorized representatives full access during regular business hours to the properties of ATP.  ATP shall make its directors, management and other employees, consultants and agents and authorized representatives (including, without limitation, counsel and independent public accountants) available to confer with IVAX and its authorized representatives at reasonable times and upon reasonable request, and ATP shall disclose and make available to IVAX and shall cause its agents and authorized representatives to disclose and make available to IVAX, all books, papers and records relating to the assets, properties, operations, obligations and liabilities of ATP.  IVAX may make or cause to be made such investigation, if any, of the business and properties of ATP and its financial and legal conditions as IVAX deems necessary or advisable to familiarize itself and its advisers with such business, properties, and other matters, provided that such investigation shall be reasonably related to the transactions contemplated hereby.

5.6Consents and Approvals of Third Parties.  ATP shall use reasonable efforts to obtain as soon as practicable all consents and approvals of any third parties, including, without limitation, all consents and approvals of governmental and regulatory agencies and authorities, necessary or desirable for the consummation of the transactions contemplated by this Agreement.  During the period prior to the Effective Time, IVAX and ATP shall act diligently and reasonably, and shall cooperate with each other, to secure any consents and approvals required to be obtained in order to consummate the transactions contemplated by this Agreement; provided, however, that ATP shall not make any agreement or understanding affecting ATP as a condition for obtaining any such consents or approvals except with the prior written consent of IVAX.

5.7 Liabilities.  ATP shall pay or discharge its current liabilities in the ordinary course of business when the same become due and payable, except for such liabilities as may be subject to a good faith dispute or counterclaim.

5.8Confidential Treatment of Information.  Until the Effective Time, or if this Agreement is abandoned or terminated, the parties hereto and their respective representatives shall hold in confidence all data and information obtained with respect to the other parties or their business, and shall not use such data or information or disclose the same to others, except such data or information as is already known to such party or is published or is a matter of public record, or as otherwise required by applicable Law.  In the event this Agreement is abandoned or terminated, each party shall upon request promptly return to the other(s) any statements, documents, schedules, exhibits or other written information obtained from them in connection with this Agreement.

5.9Acquisition Proposals.  Except for the transactions contemplated by this Agreement, unless this Agreement shall have been terminated in accordance with the provisions of Article IX, ATP shall not (nor shall it permit any of its officers, directors, agents or affiliates to), directly or indirectly: (a) solicit, encourage, initiate, or participate in any negotiations or discussions or enter into any agreement, understand or arrangement with respect to a Competing Transaction (as defined below) or (b) except as required by applicable Law and as required in connection with the transactions contemplated hereby, disclose any information not customarily disclosed to any individual or entity concerning the business, assets or properties of ATP, afford to any individual or entity (other than IVAX and its advisors and agents) access to the properties, books or records of ATP or otherwise assist or encourage any individual or entity in connection with any of the foregoing.  Notwithstanding anything to the contrary contained in this Section 5.9, the Board of Directors of ATP shall not be prohibited from furnishing information to, or entering into discussions or negotiations with, any individual or entity in connection with an unsolicited proposal by such individual or entity for a Competing Transaction if, and only to the extent that, (i) the ATP Board of Directors, after consultation with outside legal counsel and independent financial advisors, determines in good faith that such action is required for the ATP Board of Directors to comply with its duties to its stockholders imposed by applicable Law and (ii) prior to furnishing such information to, or entering into discussions or negotiations with, such individual or entity, ATP obtains from such individual or entity an executed confidentiality agreement on terms no less favorable to ATP than those contained in this Agreement and any confidentiality agreements between ATP and IVAX; provided, however, that in no event shall ATP be permitted to enter into any agreement with respect to a Competing Transaction under any circumstances unless and until this Agreement shall have been duly and validly terminated in accordance with all of the terms and conditions hereof.  A “Competing Transaction” means any of the following involving ATP (other than the Merger contemplated by this Agreement): (i) a merger, consolidation, share exchange, business combination, joint venture or other similar transaction, (ii) any sale, lease, exchange, transfer or other disposition of ten percent (10%) or more of the assets of ATP or (iii) a tender offer or exchange offer for ten percent (10%) or more of the outstanding voting securities of ATP.  ATP agrees to promptly notify IVAX of the commencement of any discussions or negotiations relating to a Competing Transaction and, within two (2) business days of receipt of a Competing Transaction or a proposal therefor, ATP shall deliver to IVAX a true, correct and complete copy of such Competing Transaction or proposal therefor.

5.10Approval by Stockholders. ATP shall, consistent with its Articles of Incorporation, Bylaws and applicable Law, call and hold a special meeting of its stockholders (the “Special Meeting”) to be held as promptly as practicable after the date of this Agreement for the purpose of voting upon the Merger, this Agreement and the other transactions contemplated hereby.  The Board of Directors of ATP, has recommended that the ATP Stockholders approve of the Merger, this Agreement and the other transactions contemplated hereby and the Board of Directors of ATP shall not amend, modify, revoke or withdraw such recommendation, unless, after consultation with outside legal counsel and independent financial advisors, the Board of Directors of ATP determines that not doing so would be inconsistent with its duties to its stockholders under applicable Law.  The Registration Statement and Proxy Statement shall contain the affirmative recommendation by ATP's Board of Directors of the Merger, this Agreement and the other transactions contemplated hereby, unless, after consultation with outside legal counsel and independent financial advisors, the Board of Directors of ATP determines that doing so would be inconsistent with its duties to its stockholders under applicable Law.  ATP shall use its best efforts to take all actions necessary or advisable to secure the vote or consent of stockholders required by the Texas Act to approve this Agreement and the Merger.

5.11SEC Filings.

(a)Each of ATP and IVAX shall promptly provide the other with any information concerning its business and financial statements and affairs as, in the reasonable judgment of the providing party or its counsel, may be required or appropriate for inclusion in the Registration Statement or Proxy Statement or that the requesting party may reasonably request in connection with the Registration Statement or Proxy Statement and any other filing which either party may make with the SEC. Each party shall cause its counsel and auditors to cooperate with the other's counsel and auditors in the preparation of the Registration Statement and Proxy Statement and shall respond to any comments of the SEC.  Each party hereto shall cause the Registration Statement and Proxy Statement to comply as to form and substance as to such party in all material respects with the applicable requirements of (i) the Exchange Act, (ii) the Securities Act, and (iii) the rules and regulations of the American Stock Exchange and the OTC Bulletin Board.  If any event relating to ATP or IVAX should be discovered which should be set forth in an amendment of, or a supplement to, the Registration Statement or Proxy Statement or any other such SEC filing, ATP or IVAX, as applicable, shall promptly inform the other and shall furnish all necessary information to the other relating to such event.

(b) Promptly after the date of this Agreement, IVAX and ATP shall prepare and file with the SEC the preliminary Proxy Statement relating to the Special Meeting.  As promptly as practicable after comments are received from the SEC on the preliminary Proxy Statement and after IVAX and ATP furnish all information required or requested by the SEC to be contained therein, IVAX shall prepare and file with the SEC the Registration Statement in connection with the registration under the Securities Act of the shares of IVAX Common Stock to be issued to the ATP Stockholders pursuant to the Merger.  IVAX shall use all commercially reasonable efforts to cause the Registration Statement to become effective as promptly as practicable thereafter in connection with the issuance of shares of IVAX Common Stock pursuant to the Merger.  Notwithstanding anything to the contrary contained herein, neither the Proxy Statement nor the Registration Statement shall be filed or mailed without the consent of both IVAX and ATP, which consent shall not be unreasonably withheld or delayed.

5.12 Publicity and Reports.  IVAX and ATP shall consult with each other before issuing any press release or otherwise making any public statements with respect to this Agreement or the transactions contemplated hereby and shall provide the other with draft copies of any proposed press releases and a reasonable opportunity to comment thereon and, in any event, shall not issue any such press release or make any such public statement before such consultation and opportunity to comment, except as may be required by applicable Law or the rules of the American Stock Exchange and the OTC Bulletin Board.

5.13Further Assurances.  Subject to the terms and conditions herein provided, each of the parties hereto agrees to use all reasonable efforts to take, or cause to be taken, all action and to do, or cause to be done, all things necessary, proper or advisable on the part of such party, to consummate and make effective the transactions contemplated by this Agreement at the earliest practicable date, and each party shall cooperate fully with the other (including by providing any necessary information) with respect to the foregoing.  In case at any time any further action is reasonably necessary or desirable to carry out the purposes of this Agreement, the proper officers and/or directors of IVAX or ATP, as the case may be, will take all such necessary action.

ARTICLE VI.
ADDITIONAL COVENANTS AND AGREEMENTS

6.1Investigation.  Notwithstanding any provisions contained herein to the contrary, the representations, warranties, covenants and agreements contained in this Agreement shall not be affected or diminished in any way by the receipt of any notice pursuant to Article V or by any investigation (or failure to investigate) at any time by or on behalf of the party for whose benefit such representations, warranties, covenants and agreements were made.  All statements relating to ATP contained herein or in any schedule, certificate, exhibit, list or other document delivered pursuant hereto or in connection with the transactions contemplated hereby shall be deemed to be representations and warranties of ATP for purposes of this Agreement.

6.2Indemnification.  ATP hereby agrees to indemnify and hold harmless IVAX and its directors, officers, stockholders, employees, affiliates and agents and their respective assigns from, against and in respect of, the full amount of any and all liabilities, damages, claims, deficiencies, fines, assessments, losses, Taxes, penalties, interest, costs and expenses, including, without limitation, reasonable attorneys’ fees and expenses, arising from, in connection with, or incident to (a) any breach or violation of any of the representations, warranties, covenants or agreements of ATP contained in this Agreement or any schedule, certificate, exhibit, list or other document delivered pursuant hereto and (b) any and all actions, suits, proceedings, demands, assessments or judgments, costs and expenses incidental to any of the foregoing.

6.3Tax Treatment.  The parties hereto acknowledge and agree to treat the Merger for federal and state income Tax purposes, as a non-taxable acquisition of ATP by IVAX under Section 368 of the Code.  None of the parties hereto shall take any position on any Return or otherwise inconsistent therewith.

6.4 Best Efforts and Further Assurances.  Each party hereto shall use its reasonable best efforts to effectuate the transactions contemplated hereby and to fulfill and cause to be fulfilled the conditions to closing under this Agreement.  Each party hereto, at the reasonable request of another party hereto, shall execute and deliver such other instruments and do and perform such other acts and things as may be necessary or desirable for effecting completely the consummation of this Agreement and the transactions contemplated hereby.  Without limiting the generality of the foregoing, ATP shall, and shall cause its officers and directors to, use their respective best efforts to negotiate and execute an amendment to the Pharmacia Contracts on terms and in form and substance acceptable to IVAX, in IVAX’ sole discretion, and assist IVAX, upon request, in IVAX’ review and analysis of any and all statements from the Pharmacia-related entities regarding payments under the Pharmacia Contracts.

6.5 Indemnification.  Attached as Exhibit B is a form of letter agreement that IVAX will execute at the Closing with each member of ATP’s Board of Directors whereby IVAX shall agree to indemnify such director against and in respect of the full amount of any and all liabilities, damages or claims relating to the disclosure provided by IVAX contained in the Registration Statement or Proxy Statement.

ARTICLE VII.
CONDITIONS PRECEDENT TO OBLIGATIONS OF IVAX AND MERGER SUB

IVAX and Merger Sub shall be obligated to effect the transactions contemplated hereby subject to the fulfillment at or prior to the Effective Time of each of the following conditions precedent (any one or more of which may be waived by IVAX, but only in writing):

Status as of Effective Time.  At and as of the Effective Time:

(a)the representations and warranties of ATP contained in this Agreement shall have been true and correct in all material respects (except for representations and warranties qualified by materiality which shall be true and correct in all respects) on the date of this Agreement and shall continue to be true and correct in all material respects (except for representations and warranties qualified by materiality which shall continue to be true and correct in all respects) as though made at and as of the Effective Time;

(b)ATP shall have in all material respects performed and satisfied or otherwise complied with, or caused such performance and satisfaction of and compliance with, all covenants, terms and conditions required by this Agreement to be performed and satisfied or otherwise complied with by it on or prior to the Effective Time;

(c)there shall not have occurred any event or condition which has adversely affected or reasonably may adversely affect in any material respect the condition (financial or otherwise), results of operations, assets, liabilities, properties, business or prospects of ATP; and there shall be delivered to IVAX certificates (dated the Effective Time and signed by the President of ATP) stating that the conditions set forth in clauses (a) through (c) above have been satisfied.

7.2 Required Action.  All action required to be taken by or on the part of ATP to authorize the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby shall have been duly and validly taken by the Board of Directors and stockholders of ATP and ATP shall have delivered to IVAX certified copies of the resolutions evidencing such authorizations.

7.3Dissenters’ Rights.  Holders representing not more than twenty percent (20%) of the outstanding shares of ATP Common Stock shall have exercised, or shall remain entitled to exercise, dissenters’ rights in connection with the Merger in accordance with Texas law.

7.4 Registration Statement Effective.  The Registration Statement shall have been declared effective by the SEC and no stop order suspending the effectiveness of the Registration Statement or any part thereof shall be in effect and no proceeding for that purpose, and no similar proceeding in respect of the Proxy Statement, shall have been initiated or threatened by the SEC; and all requests for additional information made by the SEC shall have been complied with to the reasonable satisfaction of the parties hereto.

ARTICLE VIII.
CONDITIONS PRECEDENT TO OBLIGATIONS OF ATP

ATP shall be obligated to effect the transactions contemplated hereby subject to the fulfillment at or prior to the Effective Time of each of the following conditions precedent (any one or more of which may be waived by ATP, but only in writing):

8.1Status as of Effective Time.  At and as of the Effective Time:

(a) the representations and warranties of IVAX and Merger Sub contained in this Agreement shall have been true and correct in all material respects (except for representations and warranties qualified by materiality which shall be true and correct in all respects) on the date of this Agreement and shall continue to be true and correct in all material respects (except for representations and warranties qualified by materiality which shall continue to be true and correct in all respects) as though made at and as of the Effective Time, except for inaccuracies or breaches which do not have a material adverse effect on IVAX’ condition (financial or otherwise), results of operations, assets, liabilities, properties, business or prospects;

(b) IVAX and Merger Sub shall have in all material respects performed and satisfied or otherwise complied with, or caused such performance and satisfaction of and compliance with, all covenants, terms and conditions required by this Agreement to be performed and satisfied or otherwise complied with by it on or prior to the Effective Time;

(c) there shall not have occurred any event or condition which has adversely affected or reasonably may adversely affect in any material respect the condition (financial or otherwise), results of operations, assets, liabilities, properties, business or prospects of IVAX; and

(d) there shall be delivered to ATP certificates (dated the Effective Time and signed by the President of IVAX) stating that the conditions set forth in clauses (a) through (c) above have been satisfied.

8.2Required Action.  All action required to be taken by or on the part of IVAX to authorize the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby and thereby shall have been duly and validly taken by the Board of Directors of IVAX and Merger Sub, and IVAX shall have delivered to ATP certified copies of the resolutions evidencing such authorizations.

8.3Registration Statement Effective.  The Registration Statement shall have been declared effective by the SEC and no stop order suspending the effectiveness of the Registration Statement or any part thereof shall be in effect and no proceeding for that purpose, and no similar proceeding in respect of the Proxy Statement, shall have been initiated or threatened by the SEC; and all requests for additional information made by the SEC shall have been complied with to the reasonable satisfaction of the parties hereto.

ARTICLE IX.
TERMINATION, AMENDMENT AND WAIVER

9.1Termination of Agreement.  Notwithstanding anything to the contrary contained herein, this Agreement may be terminated at any time on or prior to the Effective Time:

(a)by mutual written consent of IVAX and ATP;

(b) by IVAX or ATP, after October 10, 2003, or such later date as may be mutually agreed upon in writing by the parties; provided, however, that if the SEC notifies either ATP or IVAX of its intention to review or monitor the Proxy Statement or the Registration Statement or to review any Exchange Act filing incorporated by reference therein, then such date shall be automatically extended to November 26, 2003 without any further action of the parties; provided, further, that the right to terminate this Agreement pursuant to this Section 9.1(b) shall not be available to any party whose failure to fulfill any of its obligations under this Agreement shall have caused, or resulted in, the failure of the Effective Time to occur on or before such date;

(c) by IVAX, if ATP shall have breached or defaulted under Section 5.9 then immediately upon written notice thereof or if ATP shall have materially breached or defaulted under any of its other representations, warranties, covenants or agreements contained herein and such breach or default shall not have been cured within five (5) days after written notice thereof;

(d) by ATP, if IVAX shall have materially breached or defaulted under any of its representations, warranties, covenants or agreements contained herein and such breach or default shall not have been cured within five (5) days after written notice thereof;

(e) by IVAX or ATP, if the stockholders of ATP shall have voted at the Special Meeting and such vote upon the Merger and this Agreement shall not have been sufficient to approve the foregoing; provided, however, that ATP shall not be permitted to terminate this Agreement pursuant to this Section 9.1(e) until five (5) business days after the Special Meeting;

(f) by IVAX, if: (i) in accordance with Section 5.10, the Board of Directors of ATP amends, modifies, revokes or withdraws its recommendation of this Agreement and the Merger in a manner adverse to IVAX or shall have resolved to do so, (ii) the Board of Directors of ATP shall have recommended to the stockholders of ATP a Competing Transaction or taken a neutral position or no position with respect to a Competing Transaction or shall have resolved to do so, (iii) the Board of Directors of ATP fails to reaffirm publicly and unconditionally its recommendation to its stockholders of the Merger, which reaffirmation must be made within three (3) days after IVAX' request to do so, or (iv) the Special Meeting shall not have been held  by September 26, 2003 (unless (A) ATP has materially complied with all of its obligations under this Agreement and the Special Meeting shall not have been held by such date as the result of delays caused by IVAX or (B) through no fault of ATP) or shall have been cancelled (provided, however, that if the SEC notifies either ATP or IVAX of its intention to review or monitor the Proxy Statement or the Registration Statement or to review any Exchange Act filing incorporated by reference therein, then such date shall be automatically extended to November 12, 2003 without any further action of the parties); or

(g) by ATP, if the Board of Directors of ATP shall, after consultation with outside legal counsel and independent financial advisors, determine that the failure to so terminate as a result of a Competing Transaction would be inconsistent with its duties to its stockholders under applicable Law, in good faith have withdrawn, revoked, modified or amended its recommendation of the approval of this Agreement and the Merger in a manner adverse to IVAX; provided, however, that ATP’s termination of this Agreement  pursuant to this Section 9.1(g) shall not be effective until five (5) business days have elapsed following the delivery to IVAX of:  (i) written notice of such determination of ATP (which written notice shall inform IVAX of the material terms and conditions of the Competing Transaction) and (ii) the Termination Fee (as hereinafter defined) and Expenses (as hereinafter defined).

9.2Effect of Termination.  If this Agreement is terminated pursuant to this Article IX, then this Agreement shall be of no further force and effect, and there shall be:  (a) no further liability or obligation on the part of ATP or its officers and directors, except as set forth in (i) Section 5.8 relating to the obligations of the parties to keep confidential and not to use certain information obtained from the other party and (ii) Article IX and Article X; and (b) no further liability or obligation on the part of IVAX or Merger Sub or their respective officers and directors, except (i) as set forth in Section 5.8 relating to the obligations of the parties to keep confidential and not to use certain information obtained from the other party, (ii) as set forth in Article X and (iii) in the event this Agreement is terminated pursuant to Section 9.1(d) as a result of IVAX’ willful and intentional material breach or default hereunder and the applicable cure period has lapsed; provided, that, in any event, the liability of IVAX shall not exceed one hundred fifty thousand dollars ($150,000) plus the reasonably documented out-of-pocket expenses reasonably incurred by ATP in connection with the transactions contemplated by this Agreement (such expenses not to exceed one hundred fifty thousand dollars ($150,000)) increased to include the reasonable costs and expenses incurred (including reasonable fees and expenses of counsel) by ATP in connection with the collection and enforcement of its rights under this Section 9.2.

9.3Termination Fee.  Without limiting the generality of the foregoing, ATP agrees that if this Agreement is terminated pursuant to Section 9.1(c), 9.1(f) or 9.1(g), then ATP shall promptly pay to IVAX the cash sum of one hundred fifty thousand dollars ($150,000) (the “Termination Fee”) and the reasonably documented out-of-pocket expenses reasonably incurred by IVAX in connection with the transactions contemplated by this Agreement (the "Expenses"), such Expenses not to exceed one hundred fifty thousand dollars ($150,000).  If this Agreement is terminated by ATP pursuant to Section 9.1(b) and at or before the time of the Special Meeting a Competing Transaction had been proposed, announced or become publicly known, or if this Agreement is terminated by IVAX pursuant to Section 9.1(e) and at or before the time of the Special Meeting a Competing Transaction had been proposed, announced or become publicly known, then ATP shall promptly pay to IVAX the Termination Fee and the Expenses.  If this Agreement is terminated pursuant to Section 9.1(g), then ATP shall pay the Termination Fee and the Expenses at the time provided in Section 9.1(g); in all other cases, ATP shall pay the Termination Fee and the Expenses under this Section 9.3 no later than five (5) business days after delivery of written notice by IVAX of demand for payment, which shall include a description of the Expenses in reasonable detail, and shall be made by wire transfer of immediately available funds to an account designated by IVAX.  No Termination Fee or Expenses will be payable by ATP if this Agreement is terminated pursuant to Sections 9.1(a) or 9.1(d).  If this Agreement is terminated by ATP pursuant to Section 9.1(b) and at or before the time of the Special Meeting a Competing Transaction had not been proposed, announced or become publicly known, or if this Agreement is terminated by IVAX pursuant to Section 9.1(e) and at or before the time of the Special Meeting a Competing Transaction had not been proposed, announced or become publicly known, then ATP shall pay the Expenses to IVAX prior to, or concurrently with, such termination by wire transfer of immediately available funds to an account designated by IVAX.  In the event ATP fails to pay any amount under Article IX when due, the amount payable shall be increased to include the reasonable costs and expenses incurred (including reasonable fees and expenses of counsel) by IVAX in connection with the collection and enforcement of Article IX.  The parties agree that the actual amount of damages and costs would be impracticable or extremely difficult to determine and that the Termination Fee is a reasonable estimate by the parties under the circumstances existing as of the date of this Agreement of such damages and costs.  Upon receipt of the payments set forth in Section 9.3, IVAX and Merger Sub shall not be entitled to and shall waive the right to seek damages or other amounts or remedies from ATP for breach of, or otherwise in connection with, this Agreement except in the event of ATP’s fraud hereunder and the applicable cure period has lapsed.

ARTICLE X.
MISCELLANEOUS

10.1 Notices.  Any notice, request, demand or other communication required or permitted under this Agreement shall be in writing and shall be (a) delivered personally, (b) sent by certified mail, return receipt requested, postage prepaid, (c) sent by facsimile, or (d) sent by prepaid overnight courier, in each case, to the parties at the names and addresses set forth below (or at such other addresses as shall be specified by the parties by like notice).

If to IVAX, then to:

IVAX Corporation

4400 Biscayne Boulevard

Miami, FL 33127

Attention:  General Counsel

Facsimile:  (305) 575-6049

With a copy to:

Stearns Weaver Miller Weissler

  Alhadeff & Sitterson, P.A.

150 West Flagler Street

Suite 2200

Miami, FL  33130

Attention:  Richard E. Schatz, Esq.

Facsimile:  (305) 789-3395

If to ATP, then to:

Advanced Therapeutic Products, Inc.

16607 Blanco Road

Suite 703

San Antonio, TX 78232

Attention:  Jim Linehan

Facsimile:  (210) 479 6571

With a copy to:

Matthews and Branscomb

112 East Pecan

Suite 1100

San Antonio, TX 78205

Attention:  John D. Fisch, Esq.

Facsimile:  (210) 357-9327

Such notices, demands, claims and other communications shall be deemed given (w) when actually received, or (x) in the case of delivery by overnight service with guaranteed next day delivery, the next day or the day designated for delivery, (y) in the case of certified U.S. mail, five (5) days after deposit in the U.S. mail, or (z) in the case of facsimile, the date upon which the transmitting party received confirmation of receipt by facsimile, telephone or otherwise.

10.2Further Assurances.  The parties shall deliver any and all other instruments or documents required to be delivered pursuant to, or necessary or proper in order to give effect to, the provisions of this Agreement and to consummate the transactions contemplated hereby and thereby.

10.3Knowledge of the Parties.  Where any representation or warranty contained in this Agreement is expressly qualified by reference to the knowledge of any of the parties hereto, such party acknowledges and confirms that it has made reasonable inquiry as to the matters that are the subject of such representations and warranties.  Where reference is made to the knowledge of ATP or any similar phrase, such reference shall be deemed to include James E. Turner, J.W. Linehan, Brenda Ray, J.H. Uptmore and David A. Monroe, all of whom shall be deemed to have conducted the inquiry required in this Section 10.3.

10.4Entire Agreement.  This Agreement and the exhibits and schedules to this Agreement contain every obligation and understanding between the parties relating to the subject matter hereof and merge all prior discussions, negotiations and agreements, if any, between them, and none of the parties shall be bound by any representations, warranties, covenants, or other understandings, other than as expressly provided or referred to herein.

10.5Binding Effect; Assignment.  This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, executors, legal representatives, successors and permitted assigns.  No party to this Agreement may assign this Agreement or any rights hereunder, in whole or in part, without the prior written consent of the other parties.

10.6Waiver and Amendment.  Any representation, warranty, covenant, term or condition of this Agreement which may legally be waived, may be waived, or the time of performance thereof extended, at any time by the party hereto entitled to the benefit thereof.  Any such waiver or extension of time shall be evidenced by an instrument in writing executed on behalf of the appropriate party.  This Agreement shall not be amended, except in a writing executed by all of the parties.  No waiver by any party hereto of its rights under any provision of this Agreement shall constitute a waiver of such party’s rights under such provisions at any other time or a waiver of such party’s rights under any other provision of this Agreement.  No failure by any party hereto to take any action against any breach of this Agreement or default by another party shall constitute a waiver of the former party’s right to enforce any provision of this Agreement or to take action against such breach or default or any subsequent breach or default by such other party.

10.7No Third Party Beneficiary.  Nothing expressed or implied in this Agreement is intended, or shall be construed, to confer upon or give any individual or entity other than the parties hereto and their respective heirs, personal representatives, legal representatives, successors and permitted assigns, any rights or remedies under or by reason of this Agreement.

10.8Severability.  In the event that any one or more of the provisions contained in this Agreement shall be declared invalid, void or unenforceable, the remainder of the provisions of this Agreement shall remain in full force and effect, and such invalid, void or unenforceable provision shall be interpreted as closely as possible to the manner in which it was written.

10.9Expenses.  Except as set forth in Article IX, all fees and expenses (including, without limitation, financial advisory, legal and accounting fees and expenses) incurred by each party in connection with the transactions contemplated hereby will be borne by the party incurring such expenses.

10.10Governing Law.  This Agreement has been entered into and shall be construed and enforced in accordance with the laws of the State of Florida without reference to the choice of law principles thereof.

10.11Jurisdiction and Venue.  Any suit, action or proceeding against any party with respect to this Agreement or any judgment entered by any court in respect of this Agreement shall be brought in the courts of the State of Florida in Miami-Dade County, Florida, or in the U.S. District Court for the Southern District of Florida in Miami, Florida, and the parties hereto accept the exclusive jurisdiction of those courts for the purpose of any such suit, action or proceeding.  In addition, the parties irrevocably waive, to the fullest extent permitted by law, any objection which they may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement, or any judgment entered by any court in respect hereof brought in Miami-Dade County, Florida, and further irrevocably waive any claim that any suit, action or proceeding brought in Miami-Dade County, Florida was brought in an inconvenient forum.

10.12Headings.  Article and section headings and titles herein are inserted for convenience of reference only and are not intended to be a part of or to affect the meaning or interpretation of this Agreement.  The schedules and exhibits referred to herein shall be construed with and as an integral part of this Agreement to the same extent as if they were set forth verbatim herein.

10.13Counterparts.  This Agreement may be executed in any number of counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

10.14Prevailing Party.  In the event of any suit, action or proceeding with regard to this Agreement, the prevailing party shall be entitled to receive from the non-prevailing party and the non-prevailing party shall pay upon demand all reasonable attorneys’ fees and expenses for the prevailing party, in addition to any other remedies available.

10.15Injunctive Relief.  It is possible that remedies at law may be inadequate and, therefore, the parties hereto shall be entitled to equitable relief, including, without limitation, injunctive relief, specific performance or other equitable remedies, in addition to all other remedies provided hereunder or available to the parties hereto at law or in equity.

[ SIGNATURE PAGE FOLLOWS ]

IN WITNESS WHEREOF, each party hereto has duly executed this Agreement as of the date first above written.

IVAX CORPORATION, a Florida corporation

By:  /s/ Neil Flanzraich

Name:Neil Flanzraich

Title:President

ATP MERGER SUB, INC., a Florida corporation

By:  /s/ Neil Flanzraich

Name:Neil Flanzraich

Title:President

ADVANCED TOBACCO PRODUCTS,

INC. d/b/a

ADVANCED THERAPEUTIC PRODUCTS, INC., a Texas corporation

By:/s/ J.W. Linehan

Name:J.W. Linehan

Title:President

       Exhibit 31

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

Dated: August 14, 2003

By: /s/
J. W. Linehan,
Chief Executive Officer and Chief
Financial and Accounting Officer

       Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Advanced Tobacco Products, Inc. (the “Company”) for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J.W. Linehan, Chief Executive Officer and Chief Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)         the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2)         the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August  14, 2003

/s/

J.W. Linehan,

Chief Executive Officer and

Chief Financial and Accounting Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.